Form 10-Q
period 2005-03-31
FASTCLICK INC
filed 2005-05-13
CIK 1116924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51226

FASTCLICK, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0540202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Olive Street
Santa Barbara, California 93101
(Address of principal executive offices, including zip code)

(805) 568-5334
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2005
Common Stock, Par Value $0.001 per share	19,598,780 shares

FASTCLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FASTCLICK, INC.
BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,480	$12,397
Short-term investments	8,000	7,954
Accounts receivable, net of allowance of $771 (2005) and $591 (2004)	10,568	9,003
Prepaid expenses and other current assets	443	232

Total current assets	29,491	29,586

Property and equipment, net	2,317	2,078
Other assets	2,036	2,219

Total assets	$33,844	$33,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,520	$5,695
Deferred revenue	687	738
Accrued payroll	1,360	2,048
Accrued other liabilities	1,068	410
Income taxes payable	288	77
Current portion of loans payable	—	46
Deferred income taxes	307	500

Total current liabilities	10,230	9,514

Long-term portion of loans payable, net of current portion	—	75
Deferred tax liabilities	951	806

Total long-term liabilities	951	881

Total liabilities	11,181	10,395

Commitments and contingencies
Redeemable convertible preferred stock, no par value; 0 shares authorized, issued or outstanding at March 31, 2005, and 2,131,285 shares authorized, issued and outstanding at December 31, 2004	—	73,416

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2005, 0 shares authorized, issued and outstanding as of December 31, 2004	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized, 19,464,280 shares issued and outstanding as of March 31, 2005; and no par value, 18,750,000 shares authorized, 11,991,315 shares issued and 3,076,595 shares outstanding as of December 31, 2004	19	8,395
Common stock subscribed	(63,052)	—
Additional paid-in capital	87,300	—
Deferred compensation	(5,767)	(7,249)
Treasury stock	—	(54,386)
Retained earnings	4,163	3,312

Total stockholders’ equity (deficit)	22,663	(49,928)

Total liabilities and stockholders’ equity (deficit)	$33,844	$33,883

See accompanying notes.

FASTCLICK, INC.
STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(unaudited)

Revenue	$19,623	$10,922
Cost of revenue (a)	12,851	7,380

Gross profit	6,772	3,542
Operating costs:
Sales and marketing	2,462	893
Technology	613	373
General and administrative	1,576	404
Stock-based compensation (b)	731	—

Total operating costs	5,382	1,670

Operating income	1,390	1,872
Interest and dividend income	98	6
Interest expense	(1)	(2)

Income before provision for income taxes	1,487	1,876
Provision for income taxes	636	43

Net income	$851	$1,833

Earnings per share:
Basic	$0.26	$0.17
Fully diluted	$0.06	$0.17

Weighted average common shares outstanding:
Basic	3,317	10,748
Fully diluted	14,456	11,065

(a) Stock-based compensation charges are included in the following statement of income category:

Cost of revenue	$10	$—

(b) Stock-based compensation charges are excluded from the following statement of income categories:

Sales and marketing	$391	$—
Technology	124	—
General and administrative	216	—
	$731	$—

See accompanying notes.

FASTCLICK, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)

Cash flow from operating activities:
Net income	$851	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	741	—
Depreciation and amortization	294	82
Deferred income taxes	(48)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,565)	(930)
Prepaid expenses and other current assets	(211)	(28)
Other assets	—	4
Accounts payable	(38)	1,816
Deferred revenue	(51)	155
Accrued payroll	(688)	172
Accrued other liabilities	515	(68)
Income taxes payable	211	43

Net cash provided by operating activities	11	3,079

Cash flow from investing activities:
Purchase of short-term investments	(46)	—
Purchase of property and equipment	(476)	(92)
Purchase of domain names	—	(63)
Software development costs	(670)	—

Net cash used in investing activities	(1,192)	(155)

Cash flow from financing activities:
Financing services	(737)	(25)
Net borrowings under loans payable	(121)	(7)
Proceeds from sale of common stock	122	9
Distributions to shareholders	—	(1,706)

Net cash used in financing activities	(736)	(1,729)

Increase (decrease) in cash and cash equivalents	(1,917)	1,195
Cash and cash equivalents, beginning of period	12,397	1,657

Cash and cash equivalents, end of period	$10,480	$2,852

Supplemental disclosures to the statements of cash flows were as follows:

Cash paid for income taxes	$472	$—

Supplemental disclosure of cash flow information:
Conversion of preferred stock to common stock	$73,416	$—
Initial public offering, net of costs of issuance	$60,513	$—
Common stock subscribed	$(63,052)	$—
Retirement of treasury stock	$54,386	$—
Conversion of no par value common stock to $0.001 par value common stock	$(7,776)	$—
Deferred compensation, net	$(740)	$—

See accompanying notes.

FASTCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
(All interim information relating to the three months
ended March 31, 2005 and 2004 is unaudited)

1. The Company and Summary of Significant Accounting Policies

The Company—Fastclick, Inc. (“Fastclick” or the “Company”) is a provider of Internet advertising technologies and services. Advertisers pay the Company to place their Internet ads on third-party websites in the Company’s network and the Company shares the revenue it receives from placing those ads with the website owners, or publishers, that provided the ad space. The Company’s technologies and services, including its proprietary Optimization Engine, Internet ad placement bidding system and reporting and campaign management tools are designed to improve the effectiveness of Internet ad campaigns, provide advertisers with an increased return on their advertising expenditures and enhance the value of Internet ad space available on the Company’s network of third-party websites.

Fastclick was incorporated on March 31, 2000 under the laws of California, and on March 29, 2005 reincorporated under the laws of Delaware. The Company’s headquarters are located in Santa Barbara, California.

Basis of Presentation—The accompanying financial statements are unaudited and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period is not necessarily indicative of results to be expected for the entire year.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 initially filed on December 22, 2004, as subsequently amended (the “Registration Statement”) (File No. 333-121528).

On March 29, 2005, the Company completed a five-for-one stock split of its outstanding common stock.  All share and per share amounts for all periods presented in this report reflect this split.  Prior to the consummation of the Company’s initial public offering on April 6, 2005, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value, and retire all of its treasury stock.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes—From inception to December 31, 2001, the Company operated as a C corporation. Effective January 1, 2002, the Company elected to be taxed as a subchapter S corporation for federal and state income tax purposes. Income, deductions, gains, losses, tax credits and other tax attributes of the Company passed through and were taxed directly to the stockholders for all of 2002 and 2003 and the period from January 1, 2004 through September 27, 2004. On September 28, 2004, Fastclick completed a private placement of preferred shares, which resulted in the revocation of its subchapter S corporation status. The Company now operates as a C corporation and is subject to tax in the United States. Consequently, no federal income tax provision is recorded in the accompanying financial statements for the quarter ended March 31, 2004. Under state laws, certain taxes (net of available tax credits) are imposed upon subchapter S corporations and are provided for in the accompanying financial statements. As a subchapter S corporation, the Company’s policy was to disburse the necessary amount of funds to satisfy the stockholders’ estimate of income tax liabilities based upon the Company’s taxable income.

As a C corporation, the Company is taxed at statutory corporate rates. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

Earnings per share—Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if employee stock options and other dilutive securities resulted in the issuance of common stock. The weighted average number of shares used for basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Numerator:

Net income	$851	$1,833

Denominator:
Weighted average common shares outstanding—basic	3,317	10,748
Effect of dilutive securities:
Employee stock options	622	317
Redeemable convertible preferred stock	10,538	—

Weighted average common shares outstanding—diluted	14,477	11,065

Basic earnings per share	$0.26	$0.17

Diluted earnings per share	$0.06	$0.17

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for Share-Based Payment in FASB Standard 123R, which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value.  This pronouncement will be effective for public companies for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company intends to adopt the standard in the quarter ending March 31, 2006, or earlier, and could adopt the new standard in one of two ways-the modified prospective transition method or the modified retrospective transition method.

2. Commitments and Contingencies

In April 2005, the Company began leasing office space in Los Angeles, California for sales and marketing purposes.  The lease term is through November 2010.  As collateral for performance by the Company of its obligations under the lease, the Company has provided through a bank an unsecured letter of credit with an initial face amount of $85,000.  The face amount of the letter of credit may be reduced at certain future times pursuant to its terms.  The Company also leases office space at two locations in downtown Santa Barbara, California, for administration, research, and operations purposes, with lease terms through April 2006.

The Company has existing legal claims against it and may encounter future legal claims in the normal course of business.  In the opinion of the Company, the resolution of the existing legal claims is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  During the three months ended March 31, 2005 the Company recorded a charge to operations of approximately $95,000 for the settlement of one of these claims.

3. Deferred Compensation

The Company accounts for stock options using the intrinsic-value method under APB No. 25. Accordingly, the Company has recorded deferred compensation of $5,767,000 through March 31, 2005 for the difference between the original exercise price per share determined by the Board of Directors and the estimated fair value per share of the underlying common stock at the options’ respective grant dates, net of amortization and reversals upon employee terminations.  Deferred compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. The Company recorded no deferred compensation or compensation expense under APB No. 25 prior to the third quarter of 2004 as the exercise prices of all option grants in those periods were at the deemed fair value of the underlying common stock. Compensation expense under APB No. 25 related to stock options granted to the Company’s employees was $741,000 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Had the Company recognized employee stock option related compensation expense in accordance with SFAS No. 123 and used the minimum-value method for determining the weighted average fair value of options granted, the net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
	(unaudited)

Net income as reported	$851	$1,833
Less: Deferred stock-based compensation as if the fair value method was used	94	—
Pro forma net income	$757	$1,833

Basic earnings per share as reported	$0.26	$0.17
Per share effect of deferred stock-based compensation as if the fair value method was used	(0.03)	—
Pro forma basic earnings per share	$0.23	$0.17

Fully diluted earnings per share as reported	$0.06	$0.17
Per share effect of deferred stock-based compensation as if the fair value method was used	(0.01)	—
Pro forma fully diluted earnings per share	$0.05	$0.17

The compensation portion of the Company’s stock option grants was estimated at the date of the grant using the minimum-value option-pricing model with the following assumptions:

	2005	2004

Risk-free interest rate	4.07%	3.38%
Expected option life (years)	5.00	5.00
Dividend yield	0.00%	0.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized ratably over the option’s vesting period. The pro forma effect on net income for the periods presented is not representative of the pro forma effect on net income in future periods because compensation expense in future periods could reflect the amortization of a greater or lesser number of stock options granted in succeeding periods. Stock-based awards granted after the Company’s initial public offering of its common stock are valued using the Black-Scholes option pricing model. In addition to the factors used to estimate the fair value of stock options issued using the minimum-value method, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an estimated fair value. The minimum-value method does not consider stock price volatility.

4. Initial Public Offering

On March 31, 2005 the Company agreed to sell 5,649,860 shares of common stock at a price of $12.00 per share in its initial public offering.  On April 6, 2005 the Company received proceeds from the offering of $63,052,000, net of underwriting discounts and commissions.  Accordingly, the net proceeds of the offering are classified as common stock subscribed and the other offering costs incurred of approximately $2,539,000 are classified as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of March 31, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock in total.  As a result, upon the closing of the offering, there were 19,464,280 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies could affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this report to be a representation by us or any other person that our objectives or plans will be achieved.

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” and elsewhere in this report.

We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The “Fastclick” family of related marks, images and symbols are our properties, trademarks and service marks. All other trade names, trademarks and service marks appearing in this report are the property of their respective owners.  References to “Fastclick” “we,” “us,” “our,” or similar terms refer to Fastclick, Inc.

General

We are a provider of performance-based Internet advertising technologies and services to advertisers and website owners, or publishers. Our technologies and services, including our proprietary Optimization Engine, Internet ad placement bidding system, and reporting and campaign management tools, are designed to improve the effectiveness of Internet ad campaigns and provide advertisers with an increased return on their advertising expenditures. We believe our technologies and services also enhance the value of Internet advertising space available on our network of third-party websites.

Our advertisers include direct response marketers, brand marketers and advertising agencies. We represent advertisers in a variety of industries, including travel, financial services, education, telecommunications, retail, automotive, entertainment, finance, pharmaceutical and health and information technology, either directly or indirectly through an advertising agency.  Our publishers include publishers of branded websites that offer large amounts of advertising space as well as a substantial number of websites that reach Internet users with highly-targeted demographics and interests.

Overview

Our History

We were founded in March 2000 and engaged primarily in the development of our proprietary technologies throughout 2000. We began generating revenue in 2000, and have since increased our revenue from $0.1 million in 2000, to $4.5 million in 2001, $17.7 million in 2002, $28.7 million in 2003 and $58 million in 2004. We introduced our proprietary Optimization Engine and our ad placement bidding system in late 2000 and became profitable in the first quarter of 2001. We generated a net loss of $0.1 million for 2000 and net income of $0.5 million, $4.1 million, $5.8 million and $5.1 million in 2001, 2002, 2003 and 2004, respectively.

Our early operations were financed with $0.4 million of equity financing in March 2000. Thereafter, we financed our operations primarily through internally generated funds through September 2004. On September 28, 2004, we sold 2,131,285 shares of our preferred stock, (which converted into 10,656,425 shares of common stock prior to the completion of our initial public offering) at a price per share of $35.19, for total proceeds of approximately $75 million. Approximately $55 million of these proceeds were used to repurchase 1,562,944 shares (on a pre-split basis, or 7,814,720 shares after giving effect to our five-for-one stock split) of our common stock held by our founders, employees and investors at $35.19 per share. We made a final cash distribution to our former subchapter S corporation stockholders of approximately $3.2 million on December 16, 2004.  Approximately $18.5 million of our net proceeds from the sale of our preferred stock remains on our balance sheet as cash, cash equivalents and short-term investments and we expect to use these funds to finance our future growth. On April 6, 2005, we completed our initial public offering of 5,649,860 shares of common stock at a price of $12.00 per share, and received proceeds of $63,052,000, net of underwriting discounts and commissions.

From our inception to December 31, 2001, we operated as a C corporation. Effective January 1, 2002, we elected to be taxed as a subchapter S corporation for federal and state income tax purposes. For the years ended December 31, 2002 and 2003 and the period from January 1, 2004 through September 27, 2004, we did not incur any provision for federal income taxes as the income, deductions, gains, losses, tax credits and other tax attributes of the corporation for these periods passed through and were taxed directly to the stockholders. We were subject to a 1.5% California subchapter S corporation income tax during these periods. We made distributions to our stockholders of $0.6 million, $4.4 million and $7.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Our subchapter S corporation status was revoked on September 27, 2004 in connection with the issuance of our preferred stock and we now operate as a C corporation and are subject to federal and state tax in the United States.

We have grown our employee base from three employees at inception to 103 employees as of March 31, 2005. While we have increased the number of our employees in all areas, our highest growth has been in our sales and marketing departments. We expect our headcount to continue to grow as our business expands. We have two office locations in Santa Barbara, California, including our corporate headquarters, and in April 2005, began leasing office space in Los Angeles, California. We currently have sales and marketing employees in San Francisco, Los Angeles and New York City. We lease server space in San Jose, California and Ashburn, Virginia.

Our Business Model

We generate revenue primarily from the sale of Internet advertising space across our network of websites. Advertising space on this network of websites is priced through our ad placement bidding system, which values advertising space based on market demand by matching the advertisers bidding the highest price for the advertising space that meets their campaign objectives with the websites able to supply that space, subject to certain rules that may be set by us, our advertisers or our publishers.

We offer advertisers multiple pricing options to achieve their desired results. These alternatives include:

•                  Cost-per-action, where the advertiser pays us a fee based on the number of specified Internet user responses, such as registrations, requests for information or sales that its ads produce;

•                  Cost-per-click, where the advertiser pays us a fee based on the number of clicks its ads generate; and

•                  Cost-per-thousand impressions, where the advertiser pays us a fee based on the number of times its ads are displayed, referred to as impressions.

While we allow advertisers to purchase website advertising space based on a cost-per-action, cost-per-click or cost-per-thousand impressions pricing model, we pay for a majority of our publishers’ website advertising space on a cost-per-thousand impressions basis. This allows our publishers to be paid for the impressions they serve and our advertisers to receive the performance-based pricing model they desire for their advertising campaigns.

Our standard advertising contract covers both campaign management and ad delivery. We generally bill advertisers on a 30-day, net basis, although a portion of our advertisers prepay us for their campaigns. Our advertising contracts are terminable at any time by the advertiser or us with no penalty upon one business day prior notice. Our standard publishers’ agreement covers the provision and use of Internet advertising campaigns and the related payments. We typically pay our publishers within 25 business days after the end of the month under the revenue-sharing provisions of our publisher’s agreement. Under these agreements we generally pay them up to 65% of the advertising revenue we generate from ads placed on their websites. We can terminate our publisher’s agreement at any time without penalty.

Components of Gross Margin

Sources of Revenue

We principally derive revenue from the sale of Internet advertising space across our network of websites. With respect to the Internet advertising services we provide to advertisers, we recognize revenue when the advertising impression is served (for cost-per-thousand impressions contracts) or when the specified click or other action occurs or when lead-based information is delivered (for cost-per-click and cost-per-action contracts), provided that we have no significant remaining obligations, collection of the resulting receivable is reasonably assured and prices are fixed and determinable. Our revenue recognition policy is discussed in more detail in the section below entitled “Critical Accounting Policies and the Use of Estimates—Revenue Recognition.”

Cost of Revenue

Cost of revenue consists primarily of amounts we incur and pay to our publishers for their share of revenue we derive from the sale of their website advertising space and, to a lesser extent, the cost of maintaining the computer systems infrastructure which supports our proprietary technologies, the salaries and benefits of network operations personnel, bandwidth and communications costs, depreciation of network infrastructure equipment and the cost of database maintenance and support.

Components of our Operating Costs and Other Items

The following describes certain line items in our statement of operations:

Operating Costs

Our operating costs include sales and marketing, technology, general and administrative and stock-based compensation. Since we expect the growth of our operating expenses to be driven, in part, by the growth of our business, we are currently unable to accurately estimate the anticipated increases in these costs.

Sales and marketing.    Our sales and marketing expenses primarily consist of the compensation and associated costs for sales and marketing personnel, marketing and advertising, public relations and other promotional activities, general business development activities, publisher acquisition and product development expenses. We expect sales and marketing expenses to increase in absolute terms with the growth of our business as we expand our sales and marketing workforce and further promote our products and services.

Technology.    Technology costs include expenses for the research and development of new technologies designed to enhance our Internet advertising services and costs associated with the maintenance and administrative support of our technology team, including the salaries and related expenses for our research and development, as well as costs for contracted services and supplies. Also included in technology is the amortization of capitalized software development costs. We expect our technology expenses to increase slightly in absolute terms as we grow and continue to invest in new technologies and hire additional technology personnel.

General and administrative.    Our general and administrative expenses primarily consist of the compensation and associated costs for general and administrative personnel and facility costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company.

Stock-based compensation.    We have recorded stock-based compensation expense for some of our equity awards provided to employees and non-employee directors. Our accounting policy for recognizing stock-based compensation expense is described in the section below entitled “Critical Accounting Policies and the Use of Estimates—Accounting for Stock-Based Compensation.” As of March 31, 2005, we had an aggregate of $5.8 million of deferred stock-based compensation expense, which will be recognized over the next four years as the related awards vest.

We expect sales and marketing, technology and general and administrative operating expenses to increase quarter over quarter commensurate with our expected revenue growth over the same periods. The largest impact on these expenses relate to public company costs, which we estimate to be approximately $2 million for 2005. We expect to fund the increase in these expenses by future cash flow from operations, our current cash position and funds generated by our initial public offering.

Income Taxes

Accounting for income taxes is discussed in more detail in the section below entitled “Critical Accounting Policies and Use of Estimates—Accounting for Income Taxes.”

Trends that Affect our Business

Our business has grown rapidly since our inception in March 2000, and we expect that it will continue to grow; however, we anticipate that our growth rate will slow as our revenue base increases. We expect that some of the historical trends or patterns in our business will change over time, and in managing and evaluating our business we are focused on several trends, including the following:

• Revenue growth.    Our revenue depends on the volume of paid ads, pricing of advertising and ad format mix that our advertisers purchase. Over the past several years we have experienced a significant increase in the volume of paid ads we deliver across our network. Additionally, we have generally experienced a gradual increase in ad pricing. The historical increase in ad volume and pricing has been partially offset by the introduction of new, lower-priced ad formats and other new products in response to demand from both advertisers and publishers. We anticipate that the volume of paid ads, pricing of advertising and ad format mix will continue to be key revenue drivers in the future. Although we are unable to predict the future demand for ad types and the impact on the anticipated sales mix of our ad formats, we expect a continued increase in the volume of lower-priced ad formats. An increased demand for lower priced ad formats could potentially displace or reduce the demand for higher priced ad formats, and, to the extent not offset by an increase in ad volume, result in lower overall revenue for us. In addition, to the extent that the lower priced ad formats do not have a correspondingly lower revenue share payment, they could result in a lower gross profit margin.

• Gross profit margin.    The primary component of our cost of revenue is the revenue share payments we make to our publishers. The percentage of revenue we share with our publishers has remained relatively constant. We anticipate that our gross profit margin will increase as advertisers continue to shift to cost-per-action and cost-per-click based pricing models. Our advertisers increasingly prefer to purchase advertising on a cost-per-action or cost-per-click basis because they pay only for ads which result in the desired action. Our publishers typically prefer payment on a cost-per-thousand impressions basis, in which they are paid for the impressions they serve and do not assume any risk relating to the performance of an ad. In order to mitigate the performance risks associated with paying publishers on a cost-per-thousand impressions basis for the cost-per-action based and cost-per-click based campaigns of our advertisers, we typically build in a higher profit margin when pricing these campaigns. We do this by initially running tests on an advertising campaign priced on a cost-per-action or cost-per-click basis, which measures user responses to the campaign to determine how many impressions it takes to achieve the action or click. Based on this information, we may then adjust the pricing of the campaign in an effort to mitigate our performance risk associated with paying for the campaign on a cost-per-thousand impressions basis, thereby increasing our gross margin. To the extent that we are able to manage the risks associated with advertisers purchasing on a cost-per-action and cost-per-click basis and paying publishers on a cost-per-thousand impression basis, we believe that our gross profit margins will increase.

• Sales and marketing.    We anticipate that our sales and marketing expenses will increase over the next several quarters. In addition, as we continue to grow, we expect to hire additional sales and marketing personnel and expand to new facilities to accommodate our growing sales and marketing team.

• Technology.    We anticipate increasing our investment in the development and deployment of new products, services and features to our existing technologies and services.  In the future, we expect our technology expense, both as a percentage of revenue, and in absolute dollars, will increase. In addition, as we continue to grow, we expect to hire additional technology personnel and expand to new facilities.

• General and administrative.    We anticipate that our general and administrative expenses will increase over the next several quarters as we incur expenses related to being a public company, including increased legal, accounting and insurance expenses. We estimate increased expenses related to public company costs of approximately $2 million for 2005. In addition, as we continue to grow, we expect to hire additional senior management personnel and expand to new facilities.

• Seasonality and cyclicality.    We believe that our business is subject to seasonal and cyclical fluctuations. Generally, our advertisers and advertising agencies place more ads in the fourth calendar quarter and fewer ads in the first calendar quarter of each year. Overall Internet usage generally declines during the summer months, resulting in lower inventories in our website network and lower revenue for us. In addition, domestic advertising spending generally is cyclical in reaction to overall conditions in the United States economy. Our rapid historical growth rate has masked the impact of seasonality on our business. As our growth rate slows, however, we expect the seasonal pattern of our business to become more pronounced.

• Volume of advertising space.    Over the past several years our website network and advertising space volume have increased significantly. In order to continue to grow our revenue we must increase the volume of advertising space that we are able to sell to advertisers. We anticipate that our ability to grow advertising space volume will be influenced by a number of factors including the size of our website network and Internet advertising market dynamics such as sector consolidation.

• Provision for income taxes.    From our inception to December 31, 2001 we operated as a C corporation. From January 1, 2002 through September 27, 2004 we operated as a subchapter S corporation. In connection with the issuance of our preferred stock our subchapter S corporation status was revoked and we now operate as a C corporation. During the period we were a subchapter S corporation, we did not incur any provision for federal income taxes and we were subject to a 1.5% California income tax. As a C corporation, we will now pay C corporation income taxes. We currently anticipate our effective tax rate to be approximately 43%, excluding the effects of any future tax credits.

Results of Operations

The following table sets forth the items in our statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended March 31
	2005	2004
	(unaudited)

Revenue	100.0%	100.0%
Cost of revenue	65.5	67.6

Gross profit	34.5	32.4
Operating costs:
Sales and marketing	12.6	8.2
Technology	3.1	3.4
General and administrative	8.0	3.7
Stock-based compensation	3.7	—

Total operating costs	27.4	15.3

Operating income	7.1	17.1
Interest and dividend income	0.5	—
Interest expense	—	—

Income before income taxes	7.6	17.1
Provision for income taxes	3.3	0.4

Net income	4.3%	16.7%

Comparison of the Quarters Ended March 31, 2005 and 2004

Revenue.    Revenue increased to $19.6 million in the first quarter of 2005 from $10.9 million in the first quarter of 2004, a 79.7% increase. This increase was primarily due to an increase in the number of paid ads delivered across our website network offset partially by a slight decrease in the average price of existing ad formats as compared to the prior year period and by a shift in mix toward new, lower priced advertising formats. We expect revenue to continue to increase during 2005 and, although we are unable to predict the future demand for ad types and the impact on the anticipated sales mix of our ad formats, we expect a continued increase in the volume of lower-priced ad formats.

Cost of revenue.    Cost of revenue increased to $12.9 million, or 65.5% of revenue, in the first quarter of 2005 from $7.4 million, or 67.6% of revenue, in the first quarter of 2004.  This increase in absolute dollars was primarily due to an increase in the volume of advertising sold to advertisers resulting in increased publisher revenue-share costs. The percentage of revenue we shared with publishers declined slightly which resulted in improved gross margins in 2005 as we continued to pay our publishers primarily on a cost-per thousand impressions basis while continuing our shift to cost-per-action and cost-per-click priced advertising campaigns. We anticipate that our cost of revenue will increase in absolute terms as our revenue increases, and will decrease slightly as a percentage of revenue as advertisers continue to shift to cost-per-action and cost-per-click based pricing models.

Sales and marketing.     Sales and marketing expenses increased to $2.5 million, or 12.6% of revenue, in the first quarter of 2005 from $0.9 million, or 8.2% of revenue, in the first quarter of 2004. This increase in sales and marketing expenses was primarily the result of hiring additional sales and marketing personnel, combined with expanded marketing and advertising costs. We anticipate that our sales and marketing expenses will increase over the next several quarters as we expect to hire additional sales and marketing personnel and expand to new facilities to accommodate our growing sales and marketing team.

Technology.    Technology expenses increased to $0.6 million, or 3.1% of revenue, in the first quarter of 2005 from $0.4 million, or 3.4% of revenue, in the first quarter of 2004.  This increase in our technology expenses primarily resulted from the employment costs of additional personnel. We expect our technology expenses to increase slightly in absolute terms as we grow and continue to invest in new technologies and hire additional personnel.

General and administrative.     General and administrative expenses increased to $1.6 million, or 8.0% of revenue, in the first quarter of 2005 from $0.4 million, or 3.7% of revenue, in the first quarter of 2004. This increase in general and administrative expenses was primarily due to the employment cost of additional administrative personnel to prepare us for operation as a public company and to support growth of the company, and an increased allowance for doubtful accounts. We expect that general and administrative expenses will increase in absolute terms during the remainder of 2005 as we bear the increased insurance and compliance costs of operating as a public company.

Stock-based compensation.    We have recorded deferred stock-based compensation for some of our equity awards provided to employees and non-employee directors. Stock-based compensation expense increased to $0.7 million, or 3.7% of revenue, in the first quarter of 2005 from $0 in 2004. The increase in stock-based compensation was primarily a result of recognizing the intrinsic value of our stock option grants during the period. As of March 31, 2005, we had an aggregate of $5.8 million of deferred compensation, which will be recognized over the next four years as the related awards vest.  During the first quarter of 2005, we recorded deferred stock-based compensation to stockholders equity of $1.0 million related to the final remeasurement of the grant of options.  We reversed $1.7 million of deferred stock-based compensation during the first quarter of 2005 upon the resignation of an employee.

Interest and dividend income and interest expense.    Interest and dividend income when offset by interest expense increased to $0.1 million, or 0.5% of revenue, in the first quarter of 2005, from $4,000 in the first quarter of 2004. The change was primarily a result of increasing average balances in our money market account and short term investments.  We expect interest and dividend income to increase during the remainder of 2005 as we invest the cash proceeds from our initial public offering.

Provision for income taxes.    Provision for income taxes increased to $0.7 million, an effective tax rate of 42.8%, in the first quarter of 2005 from $43,000, an effective tax rate of 2.3%, in 2004. During all of 2003 and through September 27, 2004, we elected to be taxed as a subchapter S corporation for federal and state income tax purposes, and our income, deductions, gains, losses, tax credits and other tax attributes were passed through and taxed directly to our stockholders. Our subchapter S corporation status was revoked on September 27, 2004 in connection with the issuance of our preferred stock and we now operate as a C corporation and are subject to federal and state income tax in the United States.  We currently expect our effective tax rate to be approximately 43% during the remainder of 2005, excluding the effects of any future tax credits.

Liquidity and Capital Resources

We have financed our operations principally through internally generated funds as well as private sales of equity securities and our initial public offering.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments as well as the cash flow that we generate from our operations. Short-term investments consist of highly liquid auction rate securities as of March 31, 2005.

Our net cash provided by operating activities was $11,000 in the first quarter of 2005, as compared to $3.1 million in the first quarter of 2004. Net cash provided by operating activities during the first quarter of 2005 was primarily due to our net income before deducting amortization of deferred compensation and depreciation and amortization, and growth in accrued other liabilities and income taxes payable, offset by increases in accounts receivable and accrued payroll.

Accounts receivable from our advertisers has increased with our revenue growth. Our accounts receivable balance increased by $1.6 million during the first quarter of 2005 and by $0.9 million during the first quarter of 2004.  The growth in accounts receivable is anticipated to continue if our revenue continues to increase and this will continue to have a significant impact on our cash flows from operations.  Our accounts payable balance increased by $1.8 million during the first quarter of 2004, due to the timing of payments to our publishers.

Our net cash used in investing activities was $1.2 million in the first quarter of 2005 compared to $0.2 million in the first quarter of 2004. During the first quarter of 2005, we invested $0.7 million in software development and $0.5 million in property and equipment, including capital expenditures to enhance our server infrastructure. We expect to continue to invest in our facilities and technology to support our operations and remain competitive and expect to spend approximately $1.5 million to $2.0 million in capital expenditures in the remainder of 2005.

Our net cash used in financing activities was $0.7 million in the first quarter of 2005 and $1.7 million in the first quarter of 2004. During the first quarter of 2005, we paid $0.7 million of the $2.5 million of costs of our initial public offering.  Cash used in financing activities during the first quarter of 2004 was for distributions to stockholders during the time period that we elected to be treated as a subchapter S corporation.

We believe that our current cash and cash equivalents, short-term investments, net proceeds from our initial offering, and cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, planned capital expenditures, and various contractual obligations, for at least the next 12 months.  Our primary uses of cash in our operations are to make the required payments to our website publishers, as well as to cover operating expenses and meet future tax obligations. We expect that our future cash requirements will be significantly higher than our historical cash requirements as we continue to grow our business. We also expect that the impact of the seasonality of our business will be more pronounced in the future, and the timing of our expenditures, including those related to personnel and capital items, may not coincide with our cash collections. Historically, our cash flow from operations has generated sufficient cash to cover our operations and meet obligations. Although our historical cash flows are not a predictor of future cash flows, we expect that future revenues and related collections should be sufficient to meet our anticipated obligations and we believe our current cash, cash equivalent and short-term investment position is sufficient to cover any disparity in timing between receipt of our revenues and payment of our expenses. Factors which impact the timing of our receipt of revenue include competitive conditions in our industry for extending credit to customers, the financial health of our customers and their ability to make payments to us in accordance with the credit terms we established with them. The timing of payments for our expenses are dependent on the amounts and timing of services and obligations contracted for, however, we currently anticipate no material change in the timing of payments we make to our publishers.  We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources of cash are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Indebtedness

As of March 31, 2005, we had no outstanding debt securities, material contingent liabilities or material mortgages or liens.

Critical Accounting Policies and the Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of our accounting policies, the following policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with the guidelines of SEC Staff Accounting Bulletin, or SAB, No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.”  Accordingly, we recognize revenue when the advertising impression is served (for cost-per-thousand impressions contracts) or when the specified click or other action occurs or when lead-based information is delivered (for cost-per-click and cost-per-action contracts), provided that we have no significant remaining obligations, collection of the resulting receivable is reasonably assured and prices are fixed and determinable.

We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is recorded as deferred revenue until earned.

Accounting for Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. We account for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations. We have recorded compensation charges for issuances of common stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes.

During the first quarter of 2005, we granted stock options with exercise prices ranging from $5.00 per share to $12.00 per share resulting in deferred stock-based compensation of $1.0 million for the three month period ended March 31, 2005.  We reversed $1.7 million of deferred stock-based compensation during the first quarter of 2005 upon the resignation of an employee. All stock options granted to our employees, officers and directors under our equity plans were intended to be exercisable at a price per share not less than the deemed fair value of the shares of our common stock underlying those options or awards on their respective dates of grant. Because there has not been a public market for our shares prior to our initial public offering, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on a straight-line basis over the related vesting periods, generally over three to four years.  See “—Results of Operations—Stock-Based Compensation.”

During 2004 and the three months ended March 31, 2005, we recorded deferred stock-based compensation to stockholders equity of $7.9 million and $1.0 million, respectively, related to the final remeasurement of the grant of options.  We reversed $1.7 million of deferred stock-based compensation during the first quarter of 2005 upon the resignation of an employee.

Accounts Receivable and the Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We regularly monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

The allowance for doubtful accounts for estimated losses results from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Short-Term Investments

We record an impairment charge when we believe our short-term investments have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. As of March 31, 2005, our short-term investments consisted of highly-liquid auction rate securities.

Accounting for Software Development Costs for Internal Use

In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize and amortize over the expected life of a software asset the costs incurred during the application development stage including the following: (1) external direct costs of materials and services consumed in developing or obtaining software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material. We expense the costs of research, during the preliminary project stage and costs incurred for training and maintenance.

Impairment of Long-Lived Assets

We assess impairment of our other long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of use of the acquired assets or the strategy for our overall business; and

•                  significant negative industry or economic trends.

When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets to determine if a valuation allowance is necessary. At March 31, 2005 there was no valuation allowance against net deferred tax assets. If we determine in the future that it is more likely than not that we will realize any future deferred tax assets for which we previously provided a valuation allowance, we would reduce the existing valuation allowance and recognize income in the amount of the reduction. Conversely, if we determine that we would not be able to realize any future recorded net deferred tax asset, we would increase the valuation allowance and recognize the increase as a charge to our results of operations in the period when we reached the conclusion.

From inception to December 31, 2001, we operated as a C corporation. Effective January 1, 2002, we elected to be taxed as a subchapter S corporation for income tax purposes. Income, deductions, gains, losses, tax credits and other tax attributes of the corporation pass through were taxed directly to the stockholders for 2002, 2003 and the period from January 1, 2004 through September 27, 2004. On September 27, 2004, we revoked our subchapter S corporation status and we now operate as a C corporation. Under SFAS 109, in connection with the revocation of subchapter S, we recognized both a federal and state income tax provision in the amount of $1.2 million and $0.2 million, respectively, arising from the change from non-taxable subchapter S to taxable entity status as a C corporation.

In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Proceeds of Initial Public Offering

On March 31, 2005, we agreed to sell 5,649,860 shares of common stock at a price to the public of $12.00 per share in our initial public offering.  The aggregate gross proceeds to us from the public offering were approximately $67.8 million. We incurred expenses of approximately $7.2 million, of which approximately $4.7 million represented underwriting discounts and commissions and approximately $2.5 million represented expenses related to the offering. Net proceeds to us from the offering were $63.1 million. We classified the net proceeds of the offering as common stock subscribed and classified the other offering costs incurred of approximately $2,539,000 as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of March 31, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock.  As a result, upon the closing of the offering, we had 19,464,280 shares of common stock issued and outstanding.  As of April 15, 2005, substantially all of the net proceeds were invested in money market funds or highly-liquid auction rate securities.

The principal purposes for our initial public offering are to increase our working capital, create a public market for our common stock, facilitate our future access to the public capital markets and increase our visibility in our markets. We intend to use the net proceeds from our offering for working capital, expansion of our operations, investment in new product development and strategic initiatives, including spending an estimated $1.5 million to $2.0 million in capital expenditures in the remainder of 2005. We may use a portion of the net proceeds to partially fund the anticipated increase in our sales and marketing, technology and general and administrative operating expenses, including an estimated $2 million in expenses in 2005 related to public company costs. We may also use a portion of the net proceeds to pursue acquisition candidates to grow our advertising and publishing base and access technology and talent. However, we have no present understandings, commitments or agreements with respect to the acquisition of other businesses or technologies.

We have not yet determined all of our anticipated expenditures and therefore cannot estimate the amounts to be used for all of the purposes discussed above. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. Accordingly, our management will have broad discretion in applying the net proceeds from our offering. Pending the uses described above, we intend to invest the net proceeds from our offering in short-term, interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Factors That May Affect Future Results of Operations

You should consider carefully the following risks described below, together with the other information contained in this quarterly report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business and Industry

We have a limited operating history, operate in an immature industry and have a relatively new business model, all of which may make it difficult for you to evaluate our business and prospects.

We were incorporated in California in March 2000 and began offering Internet advertising technologies and services in September 2000. Accordingly, we have a limited operating history, and as a result, we have limited financial data that you can use to evaluate our business and prospects. In addition, we derive nearly all of our revenue from Internet advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. Our business model is also evolving, is distinct from other companies in our industry, and may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•                  maintain our current relationships, and develop new relationships, with advertisers, advertising agencies, direct marketers, and website publishers;

•                  continue to grow our revenue and meet anticipated growth targets;

•                  manage our expanding operations and implement and improve our operational, financial and management controls;

•                  adapt to industry consolidation;

•                  continue to grow our website network;

•                  successfully introduce new, and upgrade our existing technologies and services for Internet advertisers and website publishers;

•                  respond to government regulations relating to the Internet and other aspects of our business;

•                  respond effectively to competition; and

•                  attract and retain qualified management and employees.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

If we do not effectively manage our growth, our operating performance will suffer and we may lose advertisers and websites.

We have experienced rapid growth in both our headcount and operations, and we may experience continued growth in our business, both through acquisitions and internal growth. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth will make it more difficult for us to accomplish the following:

•                  recruit, train and retain a sufficient number of highly skilled personnel;

•                  maintain our customer service standards;

•                  maintain the quality of websites on our network;

•                  develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures;

•                  successfully scale our software and technology to accommodate a larger business; and

•                  maintain advertiser satisfaction.

The improvements required to manage our growth will require us to make significant expenditures and allocate valuable management resources. For example, we have implemented a new accounting system. If this new system does not prove to have been implemented successfully, it could adversely affect our ability to timely and accurately report our operations. If we fail to effectively manage our growth, our operating performance will suffer and we may lose advertisers and websites.

If we are unable to retain our senior management or attract and retain qualified senior management in the future, we may not be able to implement our business strategy effectively and our revenue may decline.

We depend on the continued contributions of our senior management and, in particular, Kurt A. Johnson, our president and chief executive officer, and Fred J. Krupica, our chief financial officer. We currently maintain key person life insurance only for Mr. Johnson.  Several members of our senior management have been with us for a short time. For example, Mr. Johnson has served as our chief executive officer since March 2004, Mr. Krupica has served as our chief financial officer since September 2004, and James Aviani has served as our chief technology officer since March 2004. It is possible that personality conflicts and differences in management styles may surface, which could slow our decision-making process or prevent us from making strategic decisions in a timely manner. These or other reasons could cause us to lose members of our senior management team. For example, our chief marketing officer, whom we hired in December 2004, recently resigned. In addition, the vesting of some of the stock options granted to two of our senior executives, Mr. Krupica and Mr. Aviani, accelerated upon the consummation of our initial public offering. These individuals may be more likely to leave us if the shares underlying their options have significantly appreciated in value relative to the option exercise price.

We also need to hire additional members of senior management to adequately manage our growing business. We may not be able to identify and attract additional qualified senior management. Competition for senior management in our industry is intense. Qualified individuals are in high demand, and we may incur significant costs to attract them. Volatility or lack of performance in our stock price may also affect our ability to attract and retain senior management. If we are unable to attract and retain qualified senior management, we may not be able to implement our business strategy effectively and our revenue may decline.

We need to hire additional qualified personnel to grow and manage our business. If we are unable to retain our existing personnel or attract qualified new personnel, we may not be able to grow our business or effectively compete in our industry.

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to retain and motivate our existing personnel and attract, retain and motivate additional, highly skilled personnel in all areas of our organization and, in particular, in our technology, finance, and sales and marketing teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We have experienced difficulties in attracting and retaining qualified personnel in the past, particularly in the Santa Barbara, California area where our headquarters are located. If we experience difficulties attracting new qualified personnel in the future, our growth may be hindered. If we were to lose our existing personnel, our business would be harmed. Qualified individuals are in high demand, and we may incur significant costs to attract them. Some of our employees have also become, or will soon become, substantially vested in their stock option grants. Employees may be more likely to leave us if the shares underlying their options have significantly appreciated in value relative to the option exercise price. If we are unable to retain our existing personnel and attract and retain the additional personnel we need to succeed, we may not be able to grow our business or effectively compete in our industry.

Our operating results have fluctuated in the past and may do so in the future, which could make our results of operations difficult to predict or cause them to fall short of expectations.

Our prior operating results have fluctuated due to changes in our business and the Internet advertising industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control and could cause our results to be below investors’ expectations, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•                  the addition of new advertisers or websites or the loss of existing advertisers or websites;

•                  changes in demand and pricing for our advertising services;

•                  the timing of our introduction of new advertising technologies and the costs we incur to develop these technologies;

•                  the timing and amount of sales and marketing expenses incurred to attract new advertisers, advertising agencies and websites;

•                  changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time it takes us to close sales with advertisers;

•                  new product launches by advertisers;

•                  changes in our pricing policies, the pricing policies of our competitors or the pricing of Internet advertising generally;

•                  overall Internet usage, which generally declines during the summer months;

•                  timing differences at the end of each quarter between our payments to website publishers for advertising space and our collection of advertising revenue related to that space;

•                  introduction of new ad formats and shifts in ad format mix;

•                  costs related to acquisitions of businesses or technologies; and

•                  Internet advertising is a relatively new medium and advertisers have not settled into consistent spending patterns.

In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has historically masked the cyclicality and seasonality of our business. As our rate of growth slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate.

If we fail to compete effectively against other Internet advertising companies, we could lose advertisers or advertising space and our revenue may decline.

The market for Internet advertising technologies and services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry into our market. We compete both for advertisers and for the high quality advertising space that is available through websites. We compete for advertisers on the basis of a number of factors, including price, return on advertising expenditures, volume of available advertising space and customer service.

Our primary current and potential competitors include:

•                  Internet advertising networks such as Advertising.com (acquired by AOL), Google Inc., ValueClick, Tribal Fusion and Burst Media;

•                  Internet advertising technology providers, including search engine optimization companies; and

•                  other performance-based Internet marketers, including affiliate networks.

We also compete with large Internet companies and traditional media for a share of advertisers’ overall marketing budgets, including:

•                  website publishers with their own sales forces that sell their advertising space directly to advertisers;

•                  major Internet portals and search engine companies with advertising networks such as Google and Yahoo!; and

•                  direct marketing, television, radio, cable and print companies.

Competition for ads among websites, search engines, Internet service providers, or ISPs, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in advertising revenue and loss of our market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, advertisers and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large websites with brand recognition, such as Yahoo!, AOL, Google and MSN, have direct sales personnel and substantial proprietary advertising space that provides a significant competitive advantage compared to our network of websites and have significant impact on pricing for Internet advertising. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, larger advertiser bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver advertising results that are superior to those that advertisers or websites could achieve directly or through the use of our competitors, we could lose advertisers or advertising space and revenue may decline.

We depend on websites for advertising space, and any decline in the supply of advertising space available through our network could cause our revenue to decline or the cost to acquire advertising space to increase.

We generate a significant portion of our revenue from the advertising space provided by a limited number of websites. Expenses for our top ten website publishers accounted for 21% and 26% of our publisher expenses for the first quarter of 2005 and 2004, respectively. In most instances, website publishers can change the amount of advertising space they make available to us at any time and therefore impact our revenue. In addition, website publishers may place significant restrictions on our use of their advertising space. These restrictions may prohibit ads from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a website publisher decides not to make advertising space available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such advertising space, we may not be able to replace the space with advertising space from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing Internet advertising networks that acquire space from websites continues to increase. We cannot assure you that we will be able to acquire advertising space that meets our advertisers’ performance, price and quality requirements. If any of these things occur, our revenue could decline or our cost of acquiring advertising space may increase.

If we offer new technologies and services that compete with products or services offered by our advertisers or website publishers, we could lose advertisers or advertising space and our revenue could decrease.

We intend to expand the scope of our services and develop new technologies and services. As we do so, we will compete with a greater number of advertisers, website publishers and other media companies across an increasing range of markets, which may include advertisers or publishers to whom we currently provide technologies and services. For example, we are currently developing a search engine advertising technology, which is designed to help advertisers manage their advertising campaigns across multiple third-party Internet search engines, including bids for search terms. We are also developing an Internet user targeting technology, which is designed to gather, store and distribute to advertisers targeted Internet user contact and other information. Some of our publishers and advertisers already offer, or in the future may offer, similar or competing technologies and services. We depend, and expect to continue to depend, on our relationships with our advertisers and publishers. If we develop new technologies and services that compete with our current advertisers or publishers, they may materially reduce or cease their use of our advertising technologies and services and our revenue could decrease.

A substantial portion of our revenue is generated from a limited number of advertisers, and if we lose a major advertiser our revenue could decrease.

A substantial portion of our revenue is generated from a limited number of advertisers and advertising agencies. Our advertisers can generally terminate their contracts with us at any time, with no penalty upon one business day prior notice. Our top ten advertisers accounted for 54% and 50% of our advertising revenue for the first quarter of 2005 and 2004, respectively. We expect that a limited number of advertisers may continue to account for a significant percentage of our revenue, and the loss of or material reduction in their advertising purchases could decrease our revenue and harm our business.

Because our advertiser contracts generally can be cancelled by the advertiser with no penalty upon one business day prior notice, the cancellation of one or more contracts could result in an immediate decline in our revenue.

We derive substantially all of our revenue from Internet advertising campaigns under short-term contracts, most of which are cancelable with one business day prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, renegotiation, cancellation or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, is difficult to anticipate and could result in an immediate decline in our revenue.

We may pursue the acquisition of other businesses in order to grow our advertiser and website base and access technology and talent, which may not achieve the desired results or could result in operating difficulties, dilution and other harmful consequences.

A component of our strategy is to acquire other businesses in order to grow our advertiser and website base and access technology and talent. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources than we do. Further, if we do succeed in consummating acquisitions, these acquisitions could be material to our business, operating results and financial condition. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities with rights, preferences or privileges greater than our common stock, incur debt or assume contingent liabilities, any of which could harm our results of operations and financial position. In addition, the anticipated benefits of our acquisitions may not materialize and the acquired business may not achieve anticipated revenue, earnings or cash flow. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•                  diversion of management’s attention and resources from other business concerns;

•                  difficulties and expenditures associated with integrating the operations and employees from the acquired company into our organization, and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management;

•                  inability to maintain the key business relationships and the reputations of the acquired businesses;

•                  ineffectiveness or incompatibility of acquired technologies or services with our existing technologies and systems;

•                  potential loss of key employees of acquired businesses;

•                  integrating new business lines with which we may have little or no experience or which may compete with our advertisers or publishers;

•                  responsibility for liabilities of acquired businesses;

•                  unavailability of favorable financing for future acquisitions;

•                  inability to maintain our standards, controls, procedures and policies, which could affect our ability to receive an unqualified attestation from our independent accountants regarding management’s required assessment of the effectiveness of our internal control structure and procedures for financial reporting; and

•                  increased fixed costs.

We also may pursue the acquisition of businesses outside the United States. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our technologies and services, which could cause us to lose advertisers or advertising space and harm our operating results.

Our delivery of technologies and services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver ads quickly and accurately and to process users’ responses to ads. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. We have critical systems in our Santa Barbara, California headquarters and lease server space in San Jose, California and Ashburn, Virginia. Our California facilities are located in areas with a high risk of major earthquakes. Our facilities are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our facilities could result in lengthy interruptions in our service.

We have experienced limited system failures in the past and may in the future. Any unscheduled interruption in our service puts a burden on our entire organization and results in an immediate loss of revenue. If we experience frequent or persistent system failures, the attractiveness of our technologies and services to advertisers and website publishers could be permanently harmed. Our insurance policies may not adequately compensate us for any losses that occur due to failure in our systems. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled interruptions.

Any constraints on the capacity of our technology infrastructure could delay the effectiveness of our operations or result in system failures, which could result in the loss of advertisers and a decline in our revenue.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites and Internet users increase, our technology infrastructure may not be able to meet the increased demand. A sudden and unexpected increase in the volume of ads delivered by us or in user responses could strain the capacity of our technology infrastructure. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of ads, the number of ads delivered and the level of user responses received, which could result in the loss of advertisers and a decline in our revenue.

Our Internet advertising technologies and services incorporate multiple proprietary technologies and our intellectual property rights are key to the success of our business. If we do not adequately protect our intellectual property rights, our competitive position may suffer.

We rely on a combination of patent, copyright, trademark and trade secret laws of the United States and other countries, and confidentiality procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. The use of our intellectual property rights by others could reduce any competitive advantage we have developed and cause us to lose advertisers or websites or otherwise harm our business. We have from time to time become aware of third parties who we believe may have infringed on our intellectual property rights. The steps we currently take to monitor the unauthorized use of our proprietary technology are difficult and costly, and we cannot be certain that the steps we have taken and continue to take will prevent unauthorized distribution and use of our proprietary technology, particularly in foreign countries, where the laws may not protect our intellectual property rights as fully as in the United States. In addition, in the future it may become necessary for us to resort to litigation to protect these rights, and any proceedings could be burdensome and costly and we may not prevail.

Third parties may sue us for our use of Internet advertising technologies or other intellectual property and allege that we have infringed on their intellectual property rights. If successful, these lawsuits could require us to pay significant damage awards or curtail our technology or service offerings.

From time to time third parties have alleged that we have infringed their intellectual property rights. We cannot be certain that we do not and will not infringe the intellectual property rights of others and we may be subject to legal proceedings and claims in the ordinary course of our business, including suits for intellectual property infringement or proceedings to invalidate our intellectual property. Any intellectual property claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or limit or curtail our product or service offerings. We may also need to redesign some of our products or processes to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Our proprietary technologies, including our Optimization Engine, may include design or performance defects and may not achieve their intended results, any of which could impair our future revenue growth.

Our Optimization Engine and other proprietary technologies are relatively new, and they may contain design or performance defects that are not yet apparent. We cannot assure you that the use of our proprietary technologies will achieve the intended results as effectively as other technologies that exist now or may be introduced by our competitors, in which case our business could be harmed.

In addition, we recently have spent significant resources developing our search engine advertising technology and Internet user targeting technology which we currently intend to launch in the third quarter of 2005. If these technologies do not achieve the results we desire, our expected growth in future revenue and margins may not materialize. Our success also depends on our ability to develop and introduce new proprietary technologies that address our advertisers’ and website publishers’ changing needs. Any new products that we develop may not achieve significant market acceptance. Our competitors may introduce new products that compete with our proprietary technologies and render our proprietary technologies unmarketable. Developing new technologies and services requires a significant commitment of technology and other resources. If revenue generated from the use of our proprietary technologies does not cover our development costs, our results of operations may be harmed.

If we are unable to accurately price advertising space on our network, our margins and revenue may decline.

Our advertisers can purchase advertising space on our network based on the following pricing options:

•                  Cost-per-action, where the advertiser pays us a fee based on the number of specified Internet user responses, such as registrations, requests for information or sales that its ads produce;

•                  Cost-per-click, where the advertiser pays us a fee based on the number of clicks its ads generate; and

•                  Cost-per-thousand impressions, where the advertiser pays us a fee based on the number of times its ads are displayed, referred to as impressions.

Regardless of how an advertiser pays for space, we pay the vast majority of our website publishers on a cost-per-thousand impressions basis. However, the number of impressions it actually takes to achieve an action can be far greater than the number we anticipate. This can result in us paying a higher price to our publishers for advertising space than our advertisers pay us for that space. If we are unable to accurately convert advertising campaigns that are priced on a cost-per-action or cost-per-click basis to an effective cost-per-thousand impressions based price that reflects the actual amount of impressions it takes to achieve an action or click, our results of operations will suffer. During the first quarter of 2005, approximately 36% of the advertising space on our network was purchased on a cost-per-action basis and we paid the vast majority of our website publishers displaying these ads on a cost-per-thousand impressions basis. We expect that advertising purchased based on this pricing will increase over time.

Any decrease in demand for our technologies and services could substantially reduce our revenue.

To date, substantially all of our revenue has been derived from Internet advertising. We expect that Internet advertising will continue to account for substantially all our revenue in the future. However, our revenue from Internet advertising may decrease in the future for a number of reasons, including the following:

•                  the rate at which Internet users take action in response to an ad may decrease;

•                  the popularity of the Internet as an advertising medium could decrease;

•                  Internet users may install existing or to-be-developed software programs that allow them to prevent ads from appearing on their screens;

•                  advertisers may prefer an alternative Internet advertising format, product or service which we might not offer; and

•                  we may be unable to make the transition to new Internet advertising formats preferred by advertisers.

If we fail to keep pace with rapidly changing technologies we could lose advertisers and advertising space and our revenue may decline.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing user demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend on our ability to adapt to rapidly changing advertising formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce a variety of new technologies and services to address our advertisers’ changing demands. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose advertisers or advertising space. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new technologies and services. Any new technologies and services or enhancement that we develop will need to meet the requirements of our current and prospective advertisers and may not achieve significant market acceptance. If the new technologies and services we introduce are not ultimately successful, the time and resources we devoted to their development may be wasted. We currently intend to launch our search engine advertising technology and our Internet user targeting technology in the second or third quarter of 2005. We have spent significant resources developing these new technologies and expect their results to be material to our future growth. If we do not successfully introduce new technologies and services or if we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, we could lose advertisers and advertising space and our revenue may decline.

Changes in government regulation and industry standards applicable to the Internet could decrease demand for our technologies and services or increase our costs.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Internet and could decrease demand for our technologies and services or increase our costs.

In the United States, federal and state laws have been enacted regarding children’s privacy, copyrights, sending of unsolicited commercial email, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, taxation and acceptable content and quality of goods. The European Union has also adopted directives that may affect our ability to collect and use information regarding Internet users in Europe. Other laws and regulations may be adopted in the future. This legislation could hinder growth in the use of the Internet generally, and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

Several recent federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible Internet service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of Internet services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires Internet service providers to report evidence of violations of federal child pornography laws under certain circumstances. Though we specifically prohibit the use of our website network for any such activities, and refuse to transact business with any advertiser or website participating in such activities, such legislation may impose significant additional costs on our business or subject us to additional liabilities.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. We are not certain how our business might be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, libel, obscenity and export or import matters to the Internet advertising industry. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. It may take years to determine how existing laws apply to the Internet and Internet advertising. Such uncertainty can make it difficult to predict costs and could reduce demand for our technologies and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

The growth and development of the market for Internet commerce may prompt calls for more stringent laws and regulations governing the Internet, both in the United States and abroad, which may impose additional burdens on companies conducting business over the Internet. In addition to governmental regulation, privacy advocacy groups and the advertising, technology and direct marketing industries are all considering various new, additional or different self-regulatory standards applicable to the Internet. Demand for our technologies and services may decrease and our business could be materially and adversely affected by the adoption or modification of laws, regulations or industry guidelines relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

We may be subject to regulations and taxes in locations from which our transmissions do not originate and we may not accurately determine our tax liabilities, either of which could materially affect our financial results.

Due to the global nature of the Internet, it is possible that, although our transmissions originate in Santa Barbara, California, San Jose, California and Ashburn, Virginia, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. For example, we file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. If adopted, these proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

The determination of our provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

If the technology that we currently use to target the delivery of Internet advertisements and to prevent fraud on our network is restricted by or becomes subject to regulation, our expenses could increase and we could lose advertisers or advertising space.

Websites typically place small files of non-personalized, or anonymous, information, commonly known as cookies and action tags, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookies generally collect aggregate information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We use cookies to collect information regarding the ads we deliver to Internet users and their interaction with these ads. An action tag functions similarly to a banner ad, except that the action tag is not visible. Action tags may be placed on certain pages of a website, which enables us to measure an advertising campaign’s effectiveness in driving Internet users to take specific actions. We use this information to identify Internet users who have received our ads in the past and to monitor and prevent potentially fraudulent activity. In addition, our proprietary technologies use this information to monitor the performance of ongoing advertising campaigns and plan future campaigns. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drives, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Recently, technologies have been developed, like the Platform for Privacy Preferences Project, or P3P, which limit the collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The use of such technologies or the results of such lawsuits could limit or eliminate our ability to use cookies and action tags.

Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and certain software programs which allow the monitoring of Internet users’ activities without their consent; these programs are commonly known as “spyware.” Legislation has been passed or is pending in several states and in the United States Congress that restricts the use of certain of these types of technologies. For example, in California, the Consumer Protection Against Computer Spyware Act was passed and took effect on January 1, 2005. In Utah, the Spyware Control Act took effect in 2004, and regulates certain types of advertising software.   In March and April of 2005, Virginia’s governor signed the Computer Crimes Act, which provides criminal penalties for the malicious, unauthorized installation of software on the computer of another, and the Arizona, Arkansas, Georgia and Washington state legislatures all passed laws regulating the use of “spyware”.   In the United States Congress, the House of Representatives recently passed two separate bills known as the Securely Protect Yourself Against Cyber Trespass Act, or the SPY Act, and the Internet Spyware Prevention Act of 2005, or the I-SPY Act. Both the SPY Act and the I-SPY Act are pending in the United States Senate. The Senate has also reported out the Software Principles Yielding Better Levels of Consumer Knowledge, or SPY BLOCK Act, which would overlap significantly with the SPY Act.  In addition, the European Union has adopted a directive requiring that when cookies are used, the user must be informed regarding the use and purpose of cookies and provided instructions on how to remove cookies. The State Attorney General of New York has recently filed a suit alleging that use of spyware or adware violate state statutes against false advertising and deceptive business practices and that it constitutes a trespass under New York common law.  A consumer class action case has also been filed in Illinois seeking damages and alleging that a marketing software for tracking web users and sending them pop up ads and which is bundled with other free downloadable software such as for video games violates the Illinois Consumer Fraud Act and further alleges trespass to personal property, unjust enrichment, negligence and computer tampering

Although, we require our publishers and advertisers to adhere to advertising standards that are designed to protect Internet users’ privacy, including prohibitions against the use of spyware, and we monitor our network to ensure compliance with these standards, it is unclear how new regulations and standards of business conduct will affect our company.  New regulations and standards of business conduct may:

•                  reduce the effectiveness of our proprietary technologies;

•                  require us to replace or re-engineer our proprietary technologies, which could require significant amounts of our time and resources, may not be completed in time to avoid losing advertisers or advertising space, and may not be commercially or technically feasible; and

•                  cause us to become subject to costly and time-consuming litigation or investigations due to our use of cookie technology or other technologies designed to collect Internet usage information or deliver internet advertising.

Any one or more of these occurrences could result in increased costs, require us to change our business practices or divert management’s attention.

New technologies could block our ability to serve advertisements, and may reduce demand for our technologies and services.

During the quarters ended March 31, 2005 and 2004, we derived approximately 40% and 55%, respectively, of our revenue from our deployment of pop-under ads across our network. Technologies have been developed and distributed that are designed to block the appearance of pop-up and pop-under ads on website pages viewed by Internet users. These ad- blocking technologies may become more effective and their use may become more widespread, and they may block the display of other current or future formats that we may use to deploy our ads. Substantially all of our revenue is derived from fees paid to us by advertisers in connection with the display of ads on websites. As a result, ad-blocking technology could reduce demand for our technologies and services and harm our business.

Disputes with advertisers or website publishers over our measurement of Internet user impressions, clicks or actions may cause us to lose advertisers and publishers.

We earn advertising revenue and make payments to website publishers based on the number of impressions, clicks and actions from ads delivered on our network of websites. Advertisers’ and publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements to be accurate and reliable. Advertisers and publishers often maintain their own technologies and methodologies for counting impressions, clicks and actions from ads, and we frequently have had to resolve differences between our measurements and theirs, none of which we consider to be significant based on the amount subject to the dispute. Any significant dispute over the proper measurement of impressions, clicks and actions from ads could cause us to lose advertisers or publishers and the related revenue.

If our pricing models are not accepted by our advertisers, we could lose advertisers and our revenue could decrease.

Many of our technologies and services are offered to advertisers based on cost-per-action or cost-per-click pricing models, under which advertisers only pay us if the user takes a specific action in response to the ad, such as clicking on it or registering on a website. These performance-based pricing models differ from the fixed-rate pricing model used by many Internet advertising companies, under which these companies are paid based on the number of times the ad is shown without regard to effectiveness. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our primary pricing models to advertisers, who may be more accustomed to a fixed-rate pricing model. Furthermore, intense competition among websites and other Internet advertising providers has led to the development of a number of alternative pricing models for Internet advertising. The proliferation of multiple pricing alternatives may confuse advertisers and make it more difficult for them to differentiate among these alternatives. In addition, it is possible that new pricing models may be developed and gain widespread acceptance that are not compatible with our business model or our technologies. These alternatives, and the likelihood that additional pricing models will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. If advertisers do not understand the benefits of our pricing models, then the market for our services may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

Limitations on our ability to collect and use data derived from advertising campaigns could significantly diminish the value of our technologies and services and cause us to lose advertisers and revenue.

When a user visits the websites on our network, we use technologies, including cookies, to collect information such as the user’s IP address, ads delivered by us that have been previously viewed by the user and responses by the user to those ads. In order to determine the effectiveness of an advertising campaign by one of our advertisers and to determine how to modify the campaign, we need to access and analyze this information. Certain of our advertisers and publishers prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our advertisers’ advertising campaigns. If that happens, we may be unable to provide effective technologies and services to advertisers and we may lose advertisers.

We could lose advertisers if we fail to detect click-through fraud on advertisements in a manner that is acceptable to our advertisers.

We are exposed to the risk of fraudulent clicks on our ads by individuals seeking to increase the advertising fees paid to our website publishers. We may in the future have to refund revenue that our advertisers have paid to us and that was later attributed to click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website for the sole intent of generating the revenue share payment to the publisher rather than to view the underlying content. From time to time we have experienced fraudulent clicks on our network and we do not charge our advertisers for such fraudulent clicks. This negatively affects our profitability, and this type of fraudulent act could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs, which could lead the advertisers to become dissatisfied with our advertising campaigns, and in turn, lead to loss of advertisers and the related revenue.

Consolidation of website publishers may impair our ability to provide marketing services and acquire advertising space at favorable rates.

The consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable advertising space on a small number of networks and large websites. Such concentration could:

•                  increase our costs if these publishers use their greater bargaining power to increase revenue share rates for advertising space;

•                  impair our ability to provide advertising technologies and services if these publishers prevent us from distributing our advertisers’ advertising campaigns on their websites or if they adopt ad delivery systems that are not compatible with our ad delivery systems; and

•                  lessen the value of our services as an intermediary if these publishers choose to negotiate directly with advertisers or use the services of our competitors rather than us.

If any of our advertisers are unable to pay for our technologies and services, we will lose the revenue related to the technologies and services we provided.

Some of our advertisers have limited operating histories, are unprofitable and may not be able to pay for our services. In the past we have lost advertisers, or have had difficulty collecting payments from advertisers, who could not pay for our services because they were unprofitable and unable to secure funding. The ability of several of our advertisers to meet their payment obligations is affected by the risks and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market. We typically pay our publishers within 25 business days after the end of the month, regardless of whether we have received payment from our advertisers. If any of our current or future advertisers are unable to pay for our services, we will lose the revenue related to the services we provided.

We may be liable for content displayed on our network of websites which could increase our expenses.

We may be liable to third parties for content in the ads we deliver if the artwork, text or other content included in the ads violates copyright, trademark, or other intellectual property rights of third parties or if the content is defamatory. From time to time we have received notice from third parties alleging that the content displayed on our network infringes their intellectual property rights. In the event any of these allegations result in claims or counterclaims, it could be time-consuming, result in costly litigation and divert management’s attention.

If the market for Internet advertising fails to continue to develop, our future growth may be limited and our revenue may decrease.

Our future success is highly dependent on the continued use and growth of the Internet as an advertising medium. The Internet advertising market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising services is uncertain. Many of our current or potential advertisers have little or no experience using the Internet for advertising purposes and have allocated only limited portions of their advertising budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information, measuring success and evaluating new advertising products and services. Such advertisers may find Internet advertising to be less effective for promoting their products and services than traditional advertising media. They may never adopt Internet advertising or cease using it. We cannot assure you that the market for Internet advertising will continue to grow or become sustainable. If the market for Internet advertising fails to continue to develop or develops more slowly than we anticipate, our ability to grow may be limited and our revenue may decrease.

The advertising industry, including Internet advertising, could be adversely affected by general economic downturns, catastrophic events or declines or disruptions in industries that advertise heavily on the Internet and, as a result, our revenue may decline.

The advertising industry, including Internet advertising, is sensitive to both general economic and business conditions and to specific events, such as acts of terrorism. In addition, Internet advertising spending can be affected by the condition of industries that advertise heavily on the Internet such as the travel, financial services, education, telecommunications, retail and entertainment industries. Some of these industries tend to be sensitive to event-driven disruptions such as government regulation, war, terrorism, disease, natural disasters and other significant events. A general decline in economic conditions or disruptions in specific industries characterized by heavy spending on Internet advertising could cause a decline in Internet advertising expenditures, which could in turn cause a decline in our revenue.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which will increase our compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform with GAAP in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. In December 2004, the Financial Accounting Standards Board issued a final standard that requires us to record a charge to earnings for employee stock option grants. This standard will be effective for annual periods beginning after June 15, 2005. We could adopt the standard in one of two ways—the modified prospective transition method or the modified retrospective transition method—and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

We rely on bandwidth and data center providers, and other third parties for key aspects of the process of providing products and services to our advertisers and publishers, and any failure or interruption in the services and products provided by these third parties could disrupt our business and cause us to lose advertisers and advertising space.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services, which are the services that house and provide Internet access to our servers, provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our campaign reporting, analysis and storage of data, and delivery of ads across our network. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with our advertisers and publishers and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems also heavily depend on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from backup generators. This could disrupt our business and cause us to lose advertisers and advertising space.

We have recently implemented new financial and accounting systems which may not work as expected.

We have recently implemented new financial and accounting software and continue to refine the software’s process and financial reporting features. Additionally, we are in the process of upgrading certain of our other information systems and internal controls. These systems are critical to our operations and involve sensitive interactions between us and our advertisers and our website publishers. If we fail to successfully implement and integrate these new financial reporting and accounting systems, or we are not able to scale these systems to our growth, we may not have adequate, accurate or timely financial information. Failure to have adequate, accurate or timely financial information could result in advertiser or publisher dissatisfaction, disrupt our operations and adversely affect our results of operations and effect our ability to prepare financial information in accordance with GAAP.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our auditors have identified the need to hire additional financial employees and upgrade our accounting system. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. We have prepared an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with

Section 404 will be expensive and time consuming, and will require significant attention of management. Although we believe our recent efforts will strengthen our internal controls we are continuing to work to improve our internal controls, including in the areas of our accounting system. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, would reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of common stock in the public market may adversely affect the market price for our common stock.

Immediately following the consummation of our initial public offering on April 6, 2005, we had 19,382,880 shares of common stock outstanding, of which the 6,500,000 shares sold in that offering, are freely tradable without restriction or further registration under the Securities Act, unless purchased by our “affiliates,” as such term is defined under the Securities Act, in which case such shares will be subject to the resale limitations but not the holding period requirements of Rule 144 under the Securities Act. We and our executive officers and directors, the selling stockholders and substantially all of our other stockholders and option holders, have entered into 180-day lock-up agreements with the underwriters. Holders of 285,360 shares (or shares issuable upon the exercise of outstanding options), in the aggregate, are not subject to a lock-up agreement.  The lock-up agreements prohibit each of us from selling or otherwise disposing of our shares of common stock except in limited circumstances. The lock-up agreements are contractual agreements, and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., at their discretion, can waive the restrictions of any lock-up agreement at an earlier time without prior notice or announcement and allow the sale of shares of our common stock. If the restrictions in the lock-up agreements are waived, shares of our common stock will be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for shares of our common stock.

Under our investors’ rights agreement, dated September 27, 2004, some of our stockholders have customary demand and piggyback registration rights. In addition, we intend to file a registration statement under the Securities Act to register an aggregate of up to 4,000,000 shares of our common stock reserved for issuance under our 2005 Equity Incentive Plan. These shares, when issued in accordance with the plans, will be eligible for immediate sale in the public market, subject to the 180-day lock-up restriction described above and Rule 144 resale volume limitations if held by affiliates. We may also issue our common stock in connection with acquisitions or investments. The sale of any additional shares of our common stock, or the perception of investors that such a sale could take place, could depress the market price for our common stock.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

Our common stock has been traded publicly for only a short period of time. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results of Operations” section and elsewhere in this report. In addition, the stock market in general, and The Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Current trading prices and valuations may not be sustainable. Investor sentiment towards the market and our industry may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.

Our executive officers, directors and holders of 5% or more of our common stock and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock as of April 30, 2005. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

We do not intend to pay any cash dividends in the foreseeable future and unless and until we pay cash dividends on our common stock, any gains from your investment in our common stock must come from an increase in its market price.

We do not anticipate declaring or paying any cash dividends in the foreseeable future. We intend to reinvest any earnings in the growth of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Therefore, unless and until we pay cash dividends on our common stock, any gains from your investment in our common stock must come from an increase in its market price.

We have and will continue to incur increased costs as a public company, which could decrease our margins and negatively affect our results of operations.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and The Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

• Vacancies created by the expansion of the board of directors, or the resignation, death or removal of a director may be filled only by a majority of the remaining directors, even though less than a quorum, or by a sole remaining director, and not by the stockholders.

• Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates. Members of the board of directors may only be removed for cause and upon the affirmative vote of the holders of a majority of our capital stock entitled to vote.

• Our certificate of incorporation provides for the board of directors to be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders, and each of the two other classes of directors will continue to serve for the remainder of their respective three-year term, limiting the ability of stockholders to reconstitute the board of directors.

• Our bylaws provide that the holders of a majority of our capital stock entitled to vote constitute a quorum for the conduct of business at a meeting of stockholders. However, the holders of at least two-thirds of our outstanding voting stock must approve any amendments to the protective provisions of our certificate of incorporation and bylaws, which include the requirements that actions by stockholders be taken at duly called meetings and not by written consent, and that our board of directors be divided into three classes with staggered terms.

• Our bylaws provide that special meetings of the stockholders can be called only by the board of directors, the chairman of the board or the president, and not by any stockholder. Our bylaws also prohibit the conduct of any business other than as specified in the notice of special meeting or as otherwise brought before the meeting by the board of directors. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

• Our board of directors may issue, without stockholder approval, shares of preferred stock with rights, preferences and privileges determined by the board of directors. The ability to authorize and issue preferred stock with voting or other rights or preferences makes it possible for our board of directors to issue preferred stock with super voting, special approval, dividend or other rights or preferences on a discriminatory basis that could impede the success of any attempt to acquire us.

• We are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction in which such person became such an interested stockholder. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2005, our cash equivalents and short-term investments consisted of money market funds and highly-liquid auction rate securities. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase interest rates would have a material effect on the fair market value of our investment portfolio. We believe that we have the ability to liquidate this portfolio in short order and we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to nominal payments to international website publishers. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our financial statements or results of operations. All of our sales are denominated in U.S. Dollars.

ITEM 4.  CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Our Chief Executive Officer, Kurt Johnson, and Chief Financial Officer, Fred Krupica, with the participation of our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company required to be included in this report.

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are methods designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving a company’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2005, we made stock option grants to certain of our employees and members of our board of directors under our 2004 Stock Incentive Plan covering an aggregate of 246,250 shares of common stock, at a weighted average exercise price of $8.36 per share. During this period, we also issued an aggregate of 81,400 shares of common stock upon exercise of stock options for aggregate consideration of $0.5 million.  We issued these stock options and shares of common stock in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder.

Use of Proceeds

We completed our initial public offering on April 6, 2005.  The managing underwriters of the public offering were Credit Suisse First Boston and Citigroup. In the offering, we sold an aggregate of 5,649,860 shares of our common stock at a price to the public of $12.00 per share.  Also in the offering, our stockholders sold 850,140 shares for their own accounts also at a price to the public of $12.00 per share; we received none of the proceeds of those sales.

The aggregate proceeds were $78.0 million, of which the aggregate gross proceeds to us were approximately $67.8 million. We paid expenses of approximately $7.2 million, of which approximately $4.7 million represented underwriting discounts and commissions and approximately $2.5 million represented expenses related to the offering. Net proceeds from the offering to us were approximately $63.1 million. We classified the net proceeds of the offering as common stock subscribed and classified the other offering costs incurred of approximately $2,539,000 as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of March 31, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock.  As a result, upon the closing of the offering, we had 19,464,280 shares of common stock issued and outstanding with no exercise by the underwriters of their over-allotment option.  As of April 15, 2005, substantially all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.

None of the net proceeds received by us from the initial public offering were paid directly or indirectly to any director or officer of Fastclick, or to any person owning 10% or more of any class of equity securities of Fastclick. We expect that our use of proceeds from the offering will conform to the intended use of proceeds described in our final initial public offering prospectus dated March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 14, 2005, we sent a written consent to certain of our stockholders requesting approval of the following matters in connection with our initial public offering: (1) the reincorporation of the Company in Delaware, (2) the amendment of our certificate of incorporation effecting a 5 for 1 stock split of our common stock that became effective on March 29, 2005, (3) the amendment and restatement of our certificate of incorporation to implement certain changes with respect to the adoption of protective measures that may impede or hinder an unsolicited attempt to acquire control of the Company that became effective immediately prior to the closing of our initial public offering on April 6, 2005, (4) the amendment and restatement of our bylaws to provide for certain changes consistent with our becoming a public company that became effective immediately prior to the effectiveness of the Registration Statement, (5) the approval of our 2005 Equity Incentive Plan and the reservation of 4,000,000 shares of our common stock thereunder, and (6) the issuance and sale by us of shares of common stock and our facilitation of the sale by the selling stockholders of shares of common stock pursuant to the Registration Statement. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. A total of 11,555,090 shares of our stock out of 13,814,420 shares issued and outstanding (on an as-converted to common stock basis, and reflecting the 5 for 1 stock split of our common stock that was effected prior to the consummation of our initial public offering) voted in favor of these matters.

On March 24, 2005, we sent written waivers to our preferred stockholders requesting that, in connection with our initial public offering, they agree to treat the initial public offering as a “Qualified Public Offering” as defined in the Recapitalization Agreement, dated September 9, 2004, and the Investors’ Rights Agreement, dated September 27, 2004, and that they voluntarily convert all of their shares of preferred stock into common stock prior to the consummation of our initial public offering. All of the preferred stockholders, constituting a total of 10,656,425 shares (on an as-converted to common stock basis), waived these rights as requested and voluntarily converted all of their shares of preferred stock into common stock prior to the consummation of our initial public offering.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

The exhibits to this report are listed in the Exhibit Index on page 40 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005

FASTCLICK, INC.

/s/ Kurt A. Johnson
Kurt A. Johnson
Chief Executive Officer

/s/ Fred J. Krupica
Fred J. Krupica
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.