Form 10-Q
period 2005-06-30
FASTCLICK INC
filed 2005-08-15
CIK 1116924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, Par Value $0.001 per share	19,661,745 shares

FASTCLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets
Statements of Income
Statements of Cash Flows
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FASTCLICK, INC.

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,926	$12,397
Short-term investments	67,313	7,954
Accounts receivable, net of allowance of $563 (2005) and $591 (2004)	10,025	9,003
Prepaid expenses and other current assets	1,549	232

Total current assets	92,813	29,586

Property and equipment, net	2,405	2,078
Other assets	2,329	2,219

Total assets	$97,547	$33,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,757	$5,695
Deferred revenue	771	738
Accrued payroll	962	2,048
Accrued other liabilities	389	410
Income taxes payable	632	77
Current portion of loans payable	—	46
Deferred income taxes	348	500

Total current liabilities	8,859	9,514

Long-term portion of loans payable, net of current portion	—	75
Deferred tax liabilities	736	806

Total long-term liabilities	736	881

Total liabilities	9,595	10,395

Commitments and contingencies
Redeemable convertible preferred stock, no par value; 0 shares authorized, issued or outstanding at June 30, 2005, and 2,131,285 shares authorized, issued and outstanding at December 31, 2004	—	73,416

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2005, 0 shares authorized, issued and outstanding as of December 31, 2004	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized, 19,598,780 shares issued and outstanding as of June 30, 2005; and no par value, 18,750,000 shares authorized, 11,991,315 shares issued and 3,076,595 shares outstanding as of December 31, 2004	20	8,395
Additional paid-in capital	87,108	—
Unrealized loss on investments	(28)	—
Deferred compensation	(4,820)	(7,249)
Treasury stock	—	(54,386)
Retained earnings	5,672	3,312

Total stockholders’ equity (deficit)	87,952	(49,928)

Total liabilities and stockholders’ equity (deficit)	$97,547	$33,883

See accompanying notes.

FASTCLICK, INC.

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)

Revenue	$19,295	$12,222	$38,918	$23,144
Cost of revenue(a)	12,727	8,056	25,578	15,436

Gross profit	6,568	4,166	13,340	7,708
Operating costs:
Sales and marketing	2,026	1,409	4,488	2,302
Technology	684	532	1,297	905
General and administrative	1,422	492	2,998	896
Stock-based compensation(b)	611	—	1,342	—

Total operating costs	4,743	2,433	10,125	4,103

Operating income	1,825	1,733	3,215	3,605
Interest and dividend income	553	6	651	10
Interest expense	—	(2)	(1)	(2)

Income before provision for income taxes	2,378	1,737	3,865	3,613
Provision for income taxes	869	14	1,505	57

Net income	$1,509	$1,723	$2,360	$3,556

Earnings per share:
Basic	$0.08	$0.16	$0.21	$0.33
Fully diluted	$0.07	$0.15	$0.13	$0.32

Weighted average common shares outstanding:
Basic	19,578	10,817	11,493	10,783
Fully diluted	21,137	11,140	17,825	11,103

(a) Stock-based compensation charges are included in the following statement of income category:

Cost of revenue	$9	$—	$19	$—

(b) Stock-based compensation charges are excluded from the following statement of income categories:

Sales and marketing	$266	$—	$657	$—
Technology	117	—	241	—
General and administrative	228	—	444	—
	$611	$—	$1,342	$—

See accompanying notes.

FASTCLICK, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)

Cash flow from operating activities:
Net income	$2,360	$3,556
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	1,361	—
Depreciation and amortization	667	184
Deferred income taxes	(222)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	(2,517)
Prepaid expenses and other current assets	(1,317)	(10)
Other assets	(39)	(9)
Accounts payable	83	2,176
Deferred revenue	33	159
Accrued payroll	(1,086)	621
Accrued other liabilities	(21)	(29)
Income taxes payable	555	56

Net cash provided by operating activities	1,352	4,187

Cash flow from investing activities:
Purchase of short-term investments	(59,387)	—
Purchase of property and equipment	(840)	(347)
Purchase of domain names and website development costs	(44)	(87)
Software development costs	(977)	—

Net cash used in investing activities	(61,248)	(434)

Cash flow from financing activities:
Financing services	—	(274)
Net borrowings under loans payable	(121)	(14)
Proceeds from sale of common stock	61,546	22
Distributions to shareholders	—	(3,084)

Net cash provided by (used in) financing activities	61,425	(3,350)

Increase in cash and cash equivalents	1,529	403
Cash and cash equivalents, beginning of period	12,397	1,657

Cash and cash equivalents, end of period	$13,926	$2,060

Supplemental disclosures to the statements of cash flows were as follows:

Cash paid for income taxes	$1,091	$—

Supplemental disclosure of cash flow information:
Conversion of preferred stock to common stock	$73,416	$—
Initial public offering, net of costs of issuance	$61,240	$—
Retirement of treasury stock	$54,386	$—
Deferred compensation, net	$(1,069)	$—

See accompanying notes.

FASTCLICK, INC.

NOTES TO FINANCIAL STATEMENTS

(All interim information relating to the three- and six-month periods ended June 30, 2005 and 2004 is unaudited)

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

Basis of Presentation—The accompanying financial statements are unaudited and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire year.

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

Income Taxes—From inception to December 31, 2001, the Company operated as a C corporation. Effective January 1, 2002, the Company elected to be taxed as a subchapter S corporation for federal and state income tax purposes. Income, deductions, gains, losses, tax credits and other tax attributes of the Company passed through and were taxed directly to the stockholders for all of 2002 and 2003 and the period from January 1, 2004 through September 27, 2004. On September 28, 2004, Fastclick completed a private placement of preferred shares, which resulted in the revocation of its subchapter S corporation status. The Company now operates as a C corporation and is subject to tax in the United States. Consequently, no federal income tax provision is recorded in the accompanying financial statements for the three- or six-month periods ended June 30, 2004. Under state laws, certain taxes (net of available tax credits) are imposed upon subchapter S corporations and are provided for in the accompanying financial statements. As a subchapter S corporation, the Company’s policy was to disburse the necessary amount of funds to satisfy the stockholders’ estimate of income tax liabilities based upon the Company’s taxable income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Numerator:
Net income	$1,509	$1,723	$2,360	$3,556

Denominator:
Weighted average common shares outstanding—basic	19,578	10,817	11,493	10,783
Effect of dilutive securities:
Employee stock options	1,559	323	1,092	320
Redeemable convertible preferred stock	—	—	5,240	—

Weighted average common shares outstanding—diluted	21,137	11,140	17,825	11,103

Basic earnings per share	$0.08	$0.16	$0.21	$0.33

Diluted earnings per share	$0.07	$0.15	$0.13	$0.32

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for Share-Based Payment in FASB Statement 123R, which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value.  This pronouncement will be effective for public companies for the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company intends to adopt the standard in the quarter ending March 31, 2006, or earlier, and could adopt the new standard in one of two ways-the modified prospective transition method or the modified retrospective transition method.

On June 7, 2005, The FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principals Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Commitments and Contingencies

During the second quarter of 2005, the Company began leasing office space in Los Angeles, California and New York, New York for sales and marketing purposes.  The lease terms are through November 2010 for the Los Angeles lease and September 2010 for the New York lease.  As collateral for performance by the Company of its obligations under the Los Angeles lease, the Company has provided through a bank an unsecured letter of credit with an initial face amount of $85,000.  The face amount of the letter of credit may be reduced at certain future times pursuant to its terms.  The Company also leases office space at two locations in downtown Santa Barbara, California, for administration, research, and operations purposes, with lease terms through April 2006.

The Company has existing legal claims against it and may encounter future legal claims in the normal course of business.  After consulting with outside legal counsel, the Company is of the opinion that, the resolution of the existing legal claims is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  During 2005 the Company recorded charges to operations of approximately $120,000 for the settlement of one of these claims.

3. Deferred Compensation

The Company accounts for stock options using the intrinsic-value method under APB No. 25. Accordingly, the Company has recorded deferred compensation of $4,820,000 through June 30, 2005 for the difference between the original exercise price per share determined by the Board of Directors and the estimated fair value per share of the underlying common stock at the options’ respective grant dates, net of amortization and reversals upon employee terminations.  Deferred compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. The Company recorded no deferred compensation or compensation expense under APB No. 25 prior to the third quarter of 2004 as the exercise prices of all option grants in those periods were at the deemed fair value of the underlying common stock. Compensation expense under APB No. 25 related to stock options granted to the Company’s employees was $620,000 and $0 for the three-month periods, and $1,361,000 and $0 for the six-month periods ended June 30, 2005 and 2004, respectively.

Had the Company recognized employee stock option related compensation expense in accordance with SFAS No. 123 and used the minimum-value method for determining the weighted average fair value of options granted, the net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)

Net income—as reported	$1,509	$1,723	$2,360	$3,556
Add: Deferred stock-based compensation expense included in reported net income, net of related income tax effects	742	—	1,361	—
Less: Deferred stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(107)	(9)	(233)	(18)
Pro forma net income	$2,144	$1,714	$3,488	$3,538

Earnings per share:
Basic—as reported	$0.08	$0.16	$0.21	$0.33
Basic—pro forma	$0.11	$0.16	$0.30	$0.33

Fully diluted—as reported	$0.07	$0.15	$0.13	$0.32
Fully diluted—pro forma	$0.10	$0.15	$0.20	$0.32

The compensation portion of the Company’s stock option grants was estimated at the date of the grant using the minimum-value option-pricing model through March 31, 2005 and the Black-Scholes option pricing model for awards granted after Company’s March 2005 initial public offering of its common stock with the following assumptions:

	2005	2004

Risk-free interest rate	4%	3%
Expected option life (years)	3	3
Expected volatility (grants after March 2005)	52%	—%
Dividend yield	—%	—%

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

4. Initial Public Offering

On March 31, 2005 the Company agreed to sell 5,649,860 shares of common stock at a price of $12.00 per share in its initial public offering.  On April 6, 2005 the Company received proceeds from the offering of $60,385,000, net of underwriting discounts, commissions, and professional and other costs.  The net proceeds of the offering are included as cash and cash equivalents, short-term investments and long-term investments, and the other offering costs incurred of approximately $2,667,000 are classified as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of June 30, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock in total.  As a result, upon the closing of the offering, there were 19,464,280 shares of common stock issued and outstanding.

5. Subsequent Event

On August 11, 2005, ValueClick, Inc. and the Company jointly announced that they had entered into a merger agreement in which Fastclick would become a wholly-owned subsidiary of ValueClick. Under the terms of the merger agreement, ValueClick would first commence an exchange offer in which tendering Fastclick stockholders would receive 0.7928 of a share of ValueClick common stock for each share of Fastclick common stock tendered in the offer.

ValueClick announced that it expects to issue approximately 15.6 million shares of ValueClick common stock and options to purchase approximately 1.2 million shares of ValueClick common stock (on a treasury stock basis) in the stock-for-stock transaction valued at approximately $214 million ($10.11 per share for Fastclick stockholders), or approximately $133 million net of cash acquired, based on ValueClick’s closing stock price on August 10, 2005. The exchange offer, if completed, will be followed by a back-end merger for the same consideration as offered in the exchange offer.

The transaction has been approved by the board of directors of each company and is subject to the acceptance by ValueClick in the exchange offer of a minimum of 66.7% of the Fastclick shares outstanding, and customary representations, warranties, covenants, closing conditions and regulatory approvals. Certain of Fastclick’s management and significant stockholders entered into lock-up agreements with the lead underwriters in connection with Fastclick’s initial public offering that may place restrictions on their ability to tender their shares in the exchange offer. In connection with the execution of the merger agreement, Fastclick’s major stockholders, who in the aggregate hold approximately 58% of the outstanding shares of Fastclick, have entered into agreements with ValueClick pursuant to which they will be required to tender their shares in the exchange offer, subject to certain conditions, once the lock-up agreements have been waived by the underwriters or have expired. The lock-up agreements expire by their terms at 11:59 pm Pacific Time on September 27, 2005 unless the underwriters provide an earlier waiver of the lock-up agreements.

The Company expects the transaction to qualify as a tax-free reorganization for federal income tax purposes, and to close in the fourth quarter of 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies could affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

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

We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  The following should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 1 of this report and in conjunction with our Registration Statement on Form S-1, filed on December 22, 2004 as subsequently amended.

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

Our early operations were financed with $0.4 million of equity financing in March 2000. Thereafter, we financed our operations primarily through internally generated funds through September 2004. On September 28, 2004, we sold 2,131,285 shares of our preferred stock, (which converted into 10,656,425 shares of common stock prior to the completion of our initial public offering) at a price per share of $35.19, for total proceeds of approximately $75 million. Approximately $55 million of these proceeds were used to repurchase 1,562,944 shares (on a pre-split basis, or 7,814,720 shares after giving effect to our five-for-one stock split) of our common stock held by our founders, employees and investors at $35.19 per share. We made a final cash distribution to our former subchapter S corporation stockholders of approximately $3.2 million on December 16, 2004.  Approximately $18.5 million of our net proceeds from the sale of our preferred stock remains on our balance sheet as cash, cash equivalents and short-term investments and we expect to use these funds to finance our future growth. On April 6, 2005, we completed our initial public offering of 5,649,860 shares of common stock at a price of $12.00 per share, and received net proceeds of $60,393,000, net of underwriting discounts, commissions, and professional and other fees.

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

We have grown our employee base from three employees at inception to 101 employees as of June 30, 2005. While we have increased the number of our employees in all areas, our highest growth has been in our sales and marketing departments. We expect our headcount to continue to grow as our business expands. We have two office locations in Santa Barbara, California, including our corporate headquarters.  In April 2005, we began leasing office space in Los Angeles, California, and in June 2005 we began leasing office space in New York, New York. We currently have sales and marketing employees in San Francisco, Los Angeles and New York. We lease server space in San Jose, California and Ashburn, Virginia.

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

Components of our Operating Costs and Other Items

The following describes certain line items in our statement of operations:

Operating Costs

Our operating costs include sales and marketing, technology, general and administrative and stock-based compensation expenses. Since we expect the growth of our operating expenses to be driven, in part, by the growth of our business, we are currently unable to accurately estimate the anticipated increases in these costs.

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

General and administrative.  Our general and administrative expenses primarily consist of the compensation and associated costs for general and administrative personnel and facility costs. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs relating to the anticipated growth of our business and our operation as a public company.

Stock-based compensation.  We have recorded stock-based compensation expense for some of our equity awards provided to employees and non-employee directors. Our accounting policy for recognizing stock-based compensation expense is described in the section below entitled “Critical Accounting Policies and the Use of Estimates—Accounting for Stock-Based Compensation.” As of June 30, 2005, we had an aggregate of $4.8 million of deferred stock-based compensation expense, which will be recognized over the next four years as the related awards vest.

We expect sales and marketing, technology and general and administrative operating expenses to increase quarter over quarter commensurate with our expected revenue growth over the same periods. The largest impact on these expenses relate to public company costs, which we estimate to be approximately $2 million for 2005. We expect to fund the increase in these expenses by future cash flow from operations and our current cash position.

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

•  Technology.    We anticipate increasing our investment in the development and deployment of new products, services and features to our existing technologies and services.  In the future, we expect our technology expense in absolute dollars to increase. In addition, as we continue to grow, we expect to hire additional technology personnel and expand to new facilities.

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

•  Provision for income taxes.    From our inception to December 31, 2001 we operated as a C corporation. From January 1, 2002 through September 27, 2004 we operated as a subchapter S corporation. In connection with our issuance of preferred stock our subchapter S corporation status was revoked and we now operate as a C corporation. During the period we were a subchapter S corporation, we did not incur any provision for federal income taxes and we were subject to a 1.5% California income tax. As a C corporation, we will now pay C corporation income taxes. We currently anticipate our effective tax rate to be approximately 43%, excluding the effects of any future tax credits during the remainder of 2005.

Results of Operations

The following table sets forth the items in our statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.0	65.9	65.7	66.7

Gross profit	34.0	34.1	34.3	33.3
Operating costs:
Sales and marketing	10.5	11.5	11.5	9.9
Technology	3.5	4.4	3.3	3.9
General and administrative	7.4	4.0	7.7	3.9
Stock-based compensation	3.1	—	3.5	—

Total operating costs	24.5	19.9	26.0	17.7

Operating income	9.5	14.2	8.3	15.6
Interest and dividend income	2.8	—	1.6	—
Interest expense	—	—	—	—

Income before income taxes	12.3	14.2	9.9	15.6
Provision for income taxes	4.5	0.1	3.8	0.2

Net income	7.8%	14.1%	6.1%	15.4%

Comparison of the Quarters Ended June 30, 2005 and 2004

Revenue.  Revenue increased to $19.3 million in the second quarter of 2005 from $12.2 million in the second quarter of 2004, a 58% increase. This increase was primarily due to a significant increase in the number of paid ads delivered across our website network offset partially by a decrease in the average price of existing ad formats as compared to the prior year period and by a shift in mix toward new, lower priced advertising formats. We expect revenue to continue to increase during 2005 and, although we are unable to predict the future demand for ad types and the impact on the anticipated sales mix of our ad formats, we expect a continued increase in the volume of lower-priced ad formats.

Cost of revenue.    Cost of revenue increased to $12.7 million, or 66% of revenue, in the second quarter of 2005 from $8.1 million, or 65.9% of revenue, in the second quarter of 2004.  The increase in absolute dollars was primarily due to an increase in the volume of advertising sold to advertisers resulting in increased publisher revenue-share costs. The percentage of revenue we shared with publishers remained constant in 2005 as compared to 2004 and we continued to pay our publishers primarily on a cost-per thousand impressions basis while continuing our shift to cost-per-action and cost-per-click priced advertising campaigns. We anticipate that our cost of revenue will increase in absolute terms as our revenue increases, and will decrease slightly as a percentage of revenue as advertisers continue to shift to cost-per-action and cost-per-click based pricing models.

Sales and marketing.     Sales and marketing expenses increased in absolute dollars to $2.0 million, or 10.5% of revenue, in the second quarter of 2005 from $1.4 million, or 11.5% of revenue, in the second quarter of 2004. This increase in sales and marketing expenses was primarily the result of hiring additional sales and marketing personnel to support the increased revenue levels, combined with expanded marketing costs. We anticipate that our sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue over the next several quarters as we expect to hire additional sales and marketing personnel and expand to new facilities to accommodate our growing sales and marketing team.

Technology.    Technology expenses increased in absolute dollars to $0.7 million, or 3.5% of revenue, in the second quarter of 2005 from $0.5 million, or 4.4% of revenue, in the second quarter of 2004.  The increase in our technology expenses primarily resulted from the employment costs of additional personnel. We expect our technology expenses to increase in absolute terms but decrease as a percentage of revenue over the next several quarters as we continue to invest in new technologies and employ additional personnel.

General and administrative.     General and administrative expenses increased to $1.4 million, or 7.4% of revenue, in the second quarter of 2005 from $0.5 million, or 4.0% of revenue, in the second quarter of 2004. This increase in general and administrative expenses was primarily due to the employment cost of additional administrative personnel and other costs required for operation as a public company and to support growth of the company. We expect that general and administrative expenses will increase in absolute terms but decrease as a percentage of revenue during the remainder of 2005 as we bear the increased compliance costs of operating as a public company.

Stock-based compensation.  We have recorded deferred stock-based compensation for some of our equity awards provided to employees and non-employee directors. Stock-based compensation expense increased to $0.6 million, or 3.1% of revenue, in the second quarter of 2005 from $0 in 2004. The increase in stock-based compensation was a result of recognizing the intrinsic value of our stock option grants during the period. As of June 30, 2005, we had an aggregate of $4.8 million of deferred compensation, which will be recognized over the next four years as the related awards vest.  During the second quarter of 2005, we reversed $0.3 million of deferred stock-based compensation upon the termination of employees.

Interest and dividend income and interest expense.    Interest and dividend income when offset by interest expense increased to $0.6 million, or 2.8% of revenue, in the second quarter of 2005, from $4,000 in the second quarter of 2004. The change was primarily a result of the increased average balances in our money market accounts and short-term investments.  We expect interest and dividend income to increase slightly during the remainder of 2005 as we invest the cash proceeds from our initial public offering.

Provision for income taxes.    Provision for income taxes increased to $0.9 million, an effective tax rate of 36.5%, in the second quarter of 2005 from $14,000, an effective tax rate of 0.8%, in 2004. During all of 2003 and through September 27, 2004, we elected to be taxed as a subchapter S corporation for federal and state income tax purposes, and our income, deductions, gains, losses, tax credits and other tax attributes were passed through and taxed directly to our stockholders. Our subchapter S corporation status was revoked on September 27, 2004 in connection with our issuance of preferred stock and we now operate as a C corporation and are subject to federal and state income tax in the United States.  We currently expect our effective tax rate to be approximately 43% during the remainder of 2005.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Revenue.  Revenue increased to $38.9 million for the six-month period ended June 30, 2005 from $23.1 million for the six-month period ended June 30, 2004, a 68% increase. This increase was primarily due to significant increase in the number of paid ads delivered across our website network offset partially by a decrease in the average price of existing ad formats as compared to the prior year period and by a shift in mix toward new, lower priced advertising formats.

Cost of revenue.    Cost of revenue increased in absolute dollars to $25.6 million, or 65.7% of revenue, for the six-month period ended June 30, 2005 from $15.4 million, or 66.7% of revenue, for the six-month period ended June 30, 2004.  This increase in absolute dollars was primarily due to an increase in the volume of advertising sold to advertisers resulting in increased publisher revenue-share costs. The percentage of revenue we shared with publishers declined slightly which resulted in improved gross margins in the six-month 2005 period as we continued to pay our publishers primarily on a cost-per thousand impressions basis while continuing our shift to cost-per-action and cost-per-click priced advertising campaigns.

Sales and marketing.     Sales and marketing expenses increased to $4.5 million, or 11.5% of revenue, in the second quarter of 2005 from $2.3 million, or 9.9% of revenue, in the second quarter of 2004. This increase in sales and marketing expenses was primarily the result of hiring additional sales and marketing personnel to support the increased revenue levels, combined with expanded marketing and advertising costs.

Technology.    Technology expenses increased in absolute dollars to $1.3 million, or 3.3% of revenue, for the six-month period ended June 30, 2005 from $0.9 million, or 3.9% of revenue, for the six-month period ended June 30, 2004.  The increase in our technology expenses primarily resulted from the employment costs of additional personnel.

General and administrative.     General and administrative expenses increased to $3.0 million, or 7.7% of revenue, for the six-month period ended June 30, 2005 from $0.9 million, or 3.9% of revenue, for the six-month period ended June 30, 2004. This increase in general and administrative expenses was primarily due to the employment cost of additional administrative personnel and other costs required for operation as a public company and to support the growth of the company.

Stock-based compensation.  Stock-based compensation expense increased to $1.3 million, or 3.5% of revenue, for the six-month period ended June 30, 2005 from $0 in 2004 as result of recognizing the intrinsic value of our stock option grants during the period. During the six-month period ended June 30, 2005, we recorded deferred stock-based compensation to stockholders equity of $1.0 million related to the final remeasurement of the grant of options.  We reversed $2.1 million of deferred stock-based compensation during the six-month period ended June 30, 2005 upon the termination of employees.

Interest and dividend income and interest expense.    Interest and dividend income when offset by interest expense increased to $0.7 million, or 1.6% of revenue, for the six-month period ended June 30, 2005, from $8,000 for the six-month period ended June 30, 2004. The change was primarily a result of increased average balances in our money market accounts and short-term investments.

Provision for income taxes.    Provision for income taxes increased to $1.5 million, an effective tax rate of 38.9%, for the six-month period ended June 30, 2005 from $57,000, an effective tax rate of 1.6%, in 2004. During all of 2003 and through September 27, 2004, we elected to be taxed as a subchapter S corporation for federal and state income tax purposes, and our income, deductions, gains, losses, tax credits and other tax attributes were passed through and taxed directly to our stockholders. Our subchapter S corporation status was revoked on September 27, 2004 in connection with our issuance of preferred stock and we now operate as a C corporation and are subject to federal and state income tax in the United States.

Liquidity and Capital Resources

We have financed our operations principally through internally generated funds as well as private sales of equity securities and our initial public offering.  Our principal sources of liquidity are our cash, cash equivalents and short-term investments as well as the cash flow that we generate from our operations. As of June 30, 2005, our short-term investments consisted of highly-liquid auction rate securities, U.S. and Canadian corporate notes, and U.S. government securities.

Our net cash provided by operating activities was $1.4 million for the six-month period ended June 30, 2005, as compared to $4.2 million for the six-month period ended June 30, 2004. Net cash provided by operating activities during the six-month period ended June 30, 2005 was primarily due to our net income before deducting amortization of deferred compensation and depreciation and amortization, and to growth in income taxes payable, offset by partially by increases in accounts receivable and prepaid expenses and a reduction in accrued payroll.

Accounts receivable from our advertisers has increased with our revenue growth. Our accounts receivable balance increased by $1.0 million during the six-month period ended June 30, 2005 and by $2.5 million during the six-month period ended June 30, 2004.  The growth in accounts receivable is anticipated to continue if our revenue continues to increase resulting in a significant impact on our cash flows from operations.  Our prepaid expenses and other current assets grew by $1.3 million during the six-month period ended June 30, 2005 due largely to the renewal of our commercial and liability insurance policies.  Our accounts payable balance increased by $2.2 million during the six-month period ended June 30, 2004, due to the timing of payments to our publishers.

Our net cash used in investing activities was $61.2 million for the six-month period ended June 30, 2005 compared to $0.4 million for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, we invested $59.4 million of the proceeds from our initial public offering into short-term investments.  In addition, we invested $1.0 million in software development and $0.8 million in property and equipment, including capital expenditures to enhance our server infrastructure. We expect to continue to invest in our facilities and technology to support our operations and remain competitive and expect to spend approximately $0.8 million to $1.25 million in capital expenditures in the remainder of 2005.

Our net cash provided by financing activities was $61.4 million for the six-month period ended June 30, 2005 and our net cash used in financing activities was $3.4 million for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, we received net proceeds of $61.5 million from the sale of common stock in our initial public offering, net of discounts, commissions and professional and other fees, and from the exercise of stock options by our employees.  Cash used in financing activities during the six-month period ended June 30, 2004 was primarily for distributions of $3.1 million to stockholders relating to the time period that we elected to be treated as a subchapter S corporation.

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

Indebtedness

As of June 30, 2005, we had no outstanding debt securities, material contingent liabilities or material mortgages or liens.

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

We have recorded deferred stock-based compensation charges for issuances of common stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes.  We recognize compensation expense as we amortize the deferred stock-based compensation amounts on a straight-line basis over the related vesting periods, generally over three to four years.  See “Results of Operations—Stock-Based Compensation.”

All stock options granted to our employees, officers and directors under our equity plans were intended to be exercisable at a price per share not less than the deemed fair value of the shares of our common stock underlying those options or awards on their respective dates of grant. Because there had not been a public market for our shares until our initial public offering, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant.  During 2004 and the first three months of 2005 we granted stock options with exercise prices ranging from $2.55 per share to $12.00 per share resulting, due to the final remeasurement of the grants, in deferred stock-based compensation of $7.9 million and $1.0 million, respectively.  We reversed $2.1 million of deferred stock-based compensation during the first six months of 2005 upon employee terminations.

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

Short-Term Investments

We record an impairment charge when we believe our short-term investments have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. As of June 30, 2005, our short-term investments consisted of highly-liquid auction rate securities, U.S. and Canadian corporate notes, and U.S. government securities.

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets to determine if a valuation allowance is necessary. At June 30, 2005 there was no valuation allowance against net deferred tax assets. If we determine in the future that it is more likely than not that we will realize any future deferred tax assets for which we previously provided a valuation allowance, we would reduce the existing valuation allowance and recognize income in the amount of the reduction. Conversely, if we determine that we would not be able to realize any future recorded net deferred tax asset, we would increase the valuation allowance and recognize the increase as a charge to our results of operations in the period when we reached the conclusion.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of each of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Proceeds of Initial Public Offering

On March 31, 2005, we agreed to sell 5,649,860 shares of common stock at a price to the public of $12.00 per share in our initial public offering.  The aggregate gross proceeds to us from the public offering were approximately $67.8 million. We incurred expenses of approximately $7.2 million, of which approximately $4.7 million represented underwriting discounts and commissions and approximately $2.7 million represented expenses related to the offering. Net proceeds to us from the offering were $63.1 million. We classified the net proceeds of the offering as common stock subscribed and classified the expenses related to the offering as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of June 30, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock.  As a result, upon the closing of the offering, we had 19,464,280 shares of common stock issued and outstanding.  As of June 30, 2005, substantially all of the net proceeds were invested in highly-liquid auction rate securities, U.S. and Canadian corporate notes, and U.S. government securities.

The principal purposes for our initial public offering are to increase our working capital, create a public market for our common stock, facilitate our future access to the public capital markets and increase our visibility in our markets. We intend to use the net proceeds from our offering for working capital, expansion of our operations, investment in new product development and strategic initiatives, including spending an estimated $800,000 to $1.25 million in capital expenditures in the remainder of 2005. We may use a portion of the net proceeds to partially fund the anticipated increase in our sales and marketing, technology and general and administrative operating expenses, including an estimated $2 million in expenses throughout 2005 relating to public company costs. We may also use a portion of the net proceeds to pursue acquisition candidates to grow our advertising and publishing base and access technology and talent. However, we have no present understandings, commitments or agreements with respect to the acquisition of other businesses or technologies.

We have not yet determined all of our anticipated expenditures and therefore cannot estimate the amounts to be used for all of the purposes discussed above. The amounts and timing of any expenditure will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. Accordingly, our management will have broad discretion in applying the net proceeds from our offering. Pending the uses described above, we intend to invest the net proceeds from our offering in short-term, interest-bearing, investment-grade securities.

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

We depend on the continued contributions of our senior management and, in particular, Kurt A. Johnson, our president and chief executive officer, and Fred J. Krupica, our chief financial officer. We currently maintain key person life insurance only for Mr. Johnson.  Several members of our senior management have been with us for a short time. For example, Mr. Johnson has served as our chief executive officer since March 2004, Mr. Krupica has served as our chief financial officer since September 2004, and James Aviani has served as our chief technology officer since March 2004. It is possible that personality conflicts and differences in management styles may surface, which could slow our decision-making process or prevent us from making strategic decisions in a timely manner. These or other reasons could cause us to lose members of our senior management team. In addition, some members of our senior management have become, or will soon become, fully or substantially vested in their initial stock option grants. These individuals may be more likely to leave us if the shares underlying their options have significantly appreciated in value relative to the option exercise price.

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

Competition for ads among websites, search engines, Internet service providers, or ISPs, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in advertising revenue and loss of our market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, advertisers and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large websites with brand recognition, such as Yahoo!, AOL, Google and MSN, have direct sales personnel and substantial proprietary advertising space that provides a significant competitive advantage compared to our network of websites and have a significant impact on pricing for Internet advertising. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, larger advertiser bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver advertising results that are superior to those that advertisers or websites could achieve directly or through the use of our competitors, we could lose advertisers or advertising space and revenue may decline.

We depend on websites for advertising space, and any decline in the supply of advertising space available through our network could cause our revenue to decline or the cost to acquire advertising space to increase.

We generate a significant portion of our revenue from the advertising space provided by a limited number of websites. Expenses for our top ten website publishers accounted for 23% and 25% of our publisher expenses for the second quarter of 2005 and 2004, respectively. In most instances, website publishers can change the amount of advertising space they make available to us at any time and therefore impact our revenue. In addition, website publishers may place significant restrictions on our use of their advertising space. These restrictions may prohibit ads from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a website publisher decides not to make advertising space available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such advertising space, we may not be able to replace the space with advertising space from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing Internet advertising networks that acquire space from websites continues to increase. We cannot assure you that we will be able to acquire advertising space that meets our advertisers’ performance, price and quality requirements. If any of these things occur, our revenue could decline or our cost of acquiring advertising space may increase.

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

A substantial portion of our revenue is generated from a limited number of advertisers and advertising agencies. Our advertisers can generally terminate their contracts with us at any time, with no penalty upon one business day prior notice. Our top ten advertisers accounted for 53% and 50% of our advertising revenue for the second quarter of 2005 and 2004, respectively. We expect that a limited number of advertisers may continue to account for a significant percentage of our revenue and the loss of or material reduction in their advertising purchases could decrease our revenue and harm our business.

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

In addition, we recently have spent significant resources developing our search engine advertising technology which we currently intend to launch in the third quarter of 2005. If this technology does not achieve the results we desire, our expected growth in future revenue and margins may not materialize. Our success also depends on our ability to develop and introduce new proprietary technologies that address our advertisers’ and website publishers’ changing needs. Any new products that we develop may not achieve significant market acceptance. Our competitors may introduce new products that compete with our proprietary technologies and render our proprietary technologies unmarketable. Developing new technologies and services requires a significant commitment of technology and other resources. If revenue generated from the use of our proprietary technologies does not cover our development costs, our results of operations may be harmed.

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

Regardless of how an advertiser pays for space, we pay the vast majority of our website publishers on a cost-per-thousand impressions basis. However, the number of impressions it actually takes to achieve an action can be far greater than the number we anticipate. This can result in us paying a higher price to our publishers for advertising space than our advertisers pay us for that space. If we are unable to accurately convert advertising campaigns that are priced on a cost-per-action or cost-per-click basis to an effective cost-per-thousand impressions based price that reflects the actual amount of impressions it takes to achieve an action or click, our results of operations will suffer. During the second quarter of 2005, approximately 35% of the advertising space on our network was purchased on a cost-per-action basis and we paid the vast majority of our website publishers displaying these ads on a cost-per-thousand impressions basis. We expect that advertising purchased based on this pricing will increase over time.

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

Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and certain software programs which allow the monitoring of Internet users’ activities without their consent; these programs are commonly known as “spyware.” Legislation has been passed or is pending in several states and in the United States Congress that restricts the use of certain of these types of technologies. For example, in California, the Consumer Protection Against Computer Spyware Act was passed and took effect on January 1, 2005. In Utah, the Spyware Control Act took effect in 2004, and regulates certain types of advertising software.   In March and April of 2005, Virginia’s governor signed the Computer Crimes Act, which provides criminal penalties for the malicious, unauthorized installation of software on the computer of another, and the Arizona, Arkansas, Georgia and Washington state legislatures all passed laws regulating the use of “spyware”.   In the United States Congress, the House of Representatives recently passed two separate bills known as the Securely Protect Yourself Against Cyber Trespass Act, or the SPY Act, and the Internet Spyware Prevention Act of 2005, or the I-SPY Act. Both the SPY Act and the I-SPY Act are pending in the United States Senate. The Senate has also reported out the Software

Principles Yielding Better Levels of Consumer Knowledge, or SPY BLOCK Act, which would overlap significantly with the SPY Act.  In addition, the European Union has adopted a directive requiring that when cookies are used, the user must be informed regarding the use and purpose of cookies and provided instructions on how to remove cookies. The State Attorney General of New York filed a suit alleging that use of spyware or adware violates state statutes against false advertising and deceptive business practices and that it constitutes a trespass under New York common law, but recently announced that this case has been settled.  A consumer class action case has also been filed in Illinois seeking damages and alleging that a marketing software for tracking web users and sending them pop up ads and which is bundled with other free downloadable software such as for video games violates the Illinois Consumer Fraud Act and further alleges trespass to personal property, unjust enrichment, negligence and computer tampering

Although, we require our publishers and advertisers to adhere to advertising standards that are designed to protect Internet users’ privacy, including prohibitions against the use of spyware, and we monitor our network to ensure compliance with these standards, it is unclear how new regulations and standards of business conduct will affect our company.  New regulations and standards of business conduct may:

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

During the quarters ended June 30, 2005 and 2004, we derived approximately 36% and 51%, respectively, of our revenue from our deployment of pop-under ads across our network. Technologies have been developed and distributed that are designed to block the appearance of pop-up and pop-under ads on website pages viewed by Internet users. These ad- blocking technologies may become more effective and their use may become more widespread, and they may block the display of other current or future formats that we may use to deploy our ads. Substantially all of our revenue is derived from fees paid to us by advertisers in connection with the display of ads on websites. As a result, ad-blocking technology could reduce demand for our technologies and services and harm our business.

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

Many of our technologies and services are offered to advertisers based on cost-per-action or cost-per-click pricing models, under which advertisers only pay us if the user takes a specific action in response to the ad, such as clicking on it or registering on a website. These performance-based pricing models differ from the fixed-rate pricing model used by many Internet advertising companies, under which these companies are paid based on the number of times the ad is shown without regard to effectiveness. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our primary pricing models to advertisers, who may be more accustomed to a fixed-rate pricing model. Furthermore, intense competition among websites and other Internet advertising providers has led to the development of a number of alternative pricing models for Internet advertising. The proliferation of multiple pricing alternatives may confuse advertisers and make it more difficult for them to differentiate among these alternatives. In addition, it is possible that new pricing models may be developed and gain widespread acceptance that are not compatible with our business model or our technologies. These alternatives, and the likelihood that additional pricing models will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we or the Internet advertising industry in general will realize in the future. If advertisers do not understand the benefits of our pricing models, then the market for our services may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

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

We prepare our financial statements in conformance with GAAP in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. In December 2004, the Financial Accounting Standards Board issued a final standard that requires us to record a charge to earnings for employee stock option grants. This standard will be effective for annual periods beginning after June 15, 2005. We could adopt the standard in one of two ways—the modified prospective transition method or the modified retrospective transition method—and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

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

Under our investors’ rights agreement, dated September 27, 2004, some of our stockholders have customary demand and piggyback registration rights. In addition, on May 13, 2005 we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of up to 4,000,000 shares of our common stock reserved for issuance under our 2005 Equity Incentive Plan. These shares, when issued in accordance with the plans, will be eligible for immediate sale in the public market, subject to the 180-day lock-up restriction described above and Rule 144 resale volume limitations if held by affiliates. We may also issue our common stock in connection with acquisitions or investments. The sale of any additional shares of our common stock, or the perception of investors that such a sale could take place, could depress the market price for our common stock.

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

If securities or industry analysts do not publish research or reports about our business or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

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

Our executive officers, directors and holders of 5% or more of our common stock and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock as of July 31, 2005. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2005, our short-term investments consisted of highly-liquid auction rate securities, U.S. and Canadian corporate notes, and U.S. government securities.  Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase interest rates would have a material effect on the fair market value of our investment portfolio. We believe that we have the ability to liquidate this portfolio in short order and we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

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

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2005, we issued an aggregate of 134,500 shares of common stock upon exercise of stock options for aggregate consideration of $0.2 million.  We issued these shares of common stock in transactions exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder.

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

The aggregate proceeds were $78.0 million, of which the aggregate gross proceeds to us were approximately $67.8 million. We paid expenses of approximately $7.3 million, of which approximately $4.7 million represented underwriting discounts and commissions and approximately $2.6 million represented expenses related to the offering. Net proceeds from the offering to us were approximately $63.1 million. We classified the net proceeds of the offering as common stock subscribed and classified the other offering costs incurred of approximately $2,667,000 as a reduction to additional paid-in capital in the accompanying unaudited balance sheet as of June 30, 2005.  In connection with the closing of the offering, each of the Company’s 2,131,285 shares of redeemable convertible preferred stock converted into five shares of common stock, or 10,656,425 shares of common stock.  As a result, upon the closing of the offering, we had 19,464,280 shares of common stock issued and outstanding with no exercise by the underwriters of their over-allotment option.  As of June 30, 2005, substantially all of the net proceeds were invested in short-term, interest-bearing, investment grade securities, U.S. and Canadian corporate notes, and U.S. government securities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2005.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

The exhibits to this report are listed in the Exhibit Index on page 41 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

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